Form 10KSB
period 2001-04-30
PREVENTION INSURANCE COM
filed 2001-08-01
CIK 1134982

[LUDLOW & HARRISON LETTERHEAD]


                           INDEPENDENT AUDITORS REPORT
                           ---------------------------


We have audited the accompanying balance sheets of Prevention Insurance-com as of April 30, 2001 and 2000, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit on accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as assessing the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.com as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Ludlow & Harrison

Ludlow & Harrison
A CPA Corporation

July 27, 2001

           PREVENTION INSURANCE.COM
           BALANCE SHEET
           AS OF APRIL 30,


           ASSETS:                                                                                 2001                    2000
                                                                                               -----------              -----------
           CURRENT ASSETS:
             CASH                                                                              $        80              $    16,766
             ACCOUNTS RECEIVABLE                                                                     7,382
                                                                                               -----------              -----------

             TOTAL CURRENT ASSETS                                                                    7,462                   16,766
                                                                                               -----------              -----------

             TOTAL ASSETS                                                                      $     7,462              $    16,766
                                                                                               ===========              ===========


LIABILIITES & STOCKHOLDERS'EQUITY:

           CURRENT LIABILITIES
             ACCOUNTS PAYABLE                                                                  $    14,458              $    10,458
                                                                                               -----------              -----------

             TOTAL CURRENT LIABILITIES                                                              14,458                   10,458
                                                                                               -----------              -----------


           STOCKHOLDERS'EQUITY:
             COMMON STOCK                                                                           59,511                   56,411
             TREASURY STOCK                                                                        (52,954)                 (52,954)
             ADDITIONAL PAID-IN CAPITAL                                                          3,350,016                3,350,016
             RETAINED EARNINGS                                                                  (3,363,569)              (3,347,165)
                                                                                               -----------              -----------

             TOTAL STOCKHOLDERS'EQUITY                                                              (6,996)                   6,308
                                                                                               -----------              -----------

           TOTAL LIABILIITIES & STOCKHOLDERS'EQUITY:                                           $     7,462              $    16,766
                                                                                               ===========              ===========



The accompanying notes are an integral part of these financial statements.

           PREVENTION INSURANCE.COM
           STATEMENT OF INCOME
           AND CHANGES IN RETAINED EARNINGS
           FOR THE YEARS ENDED APRIL 30,


                                                       2001             2000
                                                   -----------      -----------

           SALES                                                    $        49

           COST OF SALES
                                                                    -----------
           GROSS PROFIT                                                      49

           OPERATING EXPENSES                           16,404           17,781
                                                   -----------      -----------

           NET LOSS                                    (16,404)         (17,732)

           BEGINNING RETAINED EARNINGS (DEFICIT)    (3,347,165)      (3,329,433)
                                                   -----------      -----------

           ENDING RETAINED EARNINGS (DEFICIT)      ($3,363,569)     ($3,347,165)
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
YEAR ENDED APRIL 30,


                                                                                                      2001                   2000
                                                                                                    --------               --------
               Cash flows from Operating Activities
                Net loss                                                                            ($16,404)              ($17,732)
                Adjustments to reconcile net loss to cash
                  used by operating activities
                  (Increase) Decrease in A/R                                                          (7,382)                29,482


                  (Decrease) Increase in accounts payable                                              4,000                (99,799)
                                                                                                    --------               --------
                    Cash used by operating activities                                                (19,786)               (88,049)

               Cash flows from investing activities

                  Cash from investing activities                                                           0                      0

               Cash flows from financing activities

                  Cash from sale of common stock                                                       3,100                 20,000
                                                                                                    --------               --------

                  Net change in cash                                                                 (16,686)               (68,049)

               Cash beginning of year                                                                 16,766                 84,815
                                                                                                    --------               --------

               Cash end of year                                                                     $     80               $ 16,766
                                                                                                    ========               ========



    The accompanying notes are an integral part of these financial statements.

                            PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2001 AND 2000



Note I - Nature of Business and Summary of Significant Accounting Policies

         A. Nature of Business - The Company was incorporated in Nevada in 1975 under the name of Vita Plus
                Vita Plus Industries, Inc..
                The Company conducted business under this name until March 10, 1999, at which time it sold off its remaining inventory of nutritional products together with its name.
                Subsequent to this, the Company changed its name to Prevention Insurance.Com, and has entered into the area of consultation to the insurance industry.

Note 2 - Related Party Transactions
         The Company loaned $ 10,580 to it's President, of which $ 3,198 was offset by amounts previously loaned by him to the Company.

Note 3 - Capital Stock
         The common stock of the Company includes the following as of April 30, 2000:

                                        Number
                                          of             Par         Paid-in
Shares Authorized and Issued.        Shares Issued      Value        Capital
----------------------------         -------------      ------       -------

Preferred Stock, Par Value $.Ol
2,000,000 shares authorize                    --       $     --    $        --

Class A Common Stock; Par Value
$.01; 20,000,000 share authorized      5,415,651       $ 54,156    $ 3,350,016



         Total capital stock issued    5,951,100       $ 59,511    $ 3,350,016