Form 10KSB/A
period 2001-04-30
PREVENTION INSURANCE COM
filed 2001-08-17
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL  REORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001
                               ---------

[ ] TRANSITION REPORRT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 000-32389
                       ---------

                            Prevention Insurance.com
                            ------------------------
                 (Name of small business issuer in its charter)


            Nevada                                      88-012644
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

2270 South Maryland Parkway Suite 403A                         89109
--------------------------------------                  ---------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number           (702) 732-2758
                            -----------------------


Securities registered under Section 12 (b) of the Exchange Act:

 Title of each class                   Name of each exchange on which registered

---------------------------            -----------------------------------------

---------------------------            -----------------------------------------

Securities Registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

                                     PART I

Item 1.  Description of Business.

         Prevention Insurance.com was incorporated in Nevada in 1975 under the name Vita Plus, Inc. Later we changed our name to Vita Plus Industries, Inc., and in 1999 again changed it to Prevention Insurance.com.

         Historical Operations. In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12 (g) of the Securities Exchange Act of 1934. Until 1989 the stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). However, in 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000 and we were no longer required to file reports with the Securities and Exchange Commission. Our stock was then no longer quoted on NASDAQ. From approximately that time to the present, there has been no meaningful trading in our common stock.

         From inception until early 1999, our principal business engagement had been the sale and distribution of its own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods: we employed a force of salespersons at our headquarters in Las Vegas, Nevada, and compensated them on a commission basis: we also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we also manufactured some of our products. However, after a period of approximately eight years we stopped the manufacturing activity because it did not prove to be profitable. In 1991 we were licensed in Nevada as an agent for health and life insurance. Historically we have not derived any significant income from sales of insurance policies.

         During the mid-1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures, that is, by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating prevention features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula (TM) and Nutra Protection (TM) Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint-venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

         Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of formulations of individual vitamins and dietary supplements. However, we did retain our accounts receivable, our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for Nutra-Prevention Formula (TM) and Nutra-Protection. (TM)

         Except for the collection of accounts receivable for sales made before March 15, 1999, we have had no business activities from which we derived revenues since March 15, 1999. From that time to the present, all our activities have been devoted to the planning and development of our new business. Presently our only employees are the President, who is a full-time employee, and the Secretary-Treasurer and one additional employee, both of whom serve part-time. We now lease office facilities, approximately 1500 square feet, at 2770 Maryland Parkway, Suite 403A, Las Vegas, Nevada 89109. Our telephone number is (702) 732-2758.

           In most years after fiscal 1986, we experienced operating losses from the distribution and sale of vitamins and supplements. While the operations resulted in small net profits in fiscal years 1995 and 1996, we determined that the sale of vitamins and supplements by traditional means would not produce meaningful profits. Furthermore, in 1998, our cash flow was adversely affected and operating losses were again incurred as the result of a dispute with one of our major customers. As a consequence, we were forced to substantially reduce the number of our employees, and curtail our historical business operations. We then made the determination to cease our traditional methods of distribution of vitamins and supplements, to sell the assets associated with those activities, and to concentrate future business activities on the development of insurance products incorporating prevention features.

         New Business Activities. We believe that an effective method of implementing the concept of prevention insurance is through the acquisition of existing, independent insurance agencies and their business represented by books of insurance in force from which income is realized each year. We think this method will provide the necessary entry into the insurance business for the sale of insurance products incorporating the prevention features utilizing our specially formulated preparations and at the same time provide us with a stable and predictable source of revenues.

         Administration of insurance policies in force is a source of continuing revenues to insurance agents and agencies that sell various forms of insurance policies. While agents customarily receive initial commissions upon the sale of an insurance policy, they also receive lesser amounts of commissions, called renewal commissions, during each of the years the policy remains in effect. The size and amount of the renewal commissions may vary from insurance company to insurance company and according to the type of policy sold, e.g., whole life, term life, long-term care, accident, personal liability, health, etc. Agents must devote some of their time to administering the policies in force that they have sold, i.e., their "book" of business, by processing claims, collecting premiums, etc., as well as to selling additional policies to new or existing clients.

         We have become aware that in many instances individual agents, or sometimes entire agencies, desire to sell their existing books of business. These desires may arise because an agent wishes to diversify his assets to increase his return on equity, or wishes to retire or enter some other business, or no longer wishes to be required to devote time to administrative duties, or the insurance company for which the agent sells (perhaps as a captive agent) changes the arrangements under which the agents operate, or for other reasons. In any of those events, it is often possible for a third person to purchase the agent's book of business, provided that the purchaser can provide a satisfactory arrangement for the continuing administration of the book.

         The acquisition and administration of books of existing business from insurance agents would provide us with a source of revenues that would be reasonably predictable (based on such factors as the kinds of policies, the length of time they have been in effect, the persistency of the business and the collection experience), if we would make arrangements for effective continuing administration. We think this could be done at reasonable cost, either by making arrangements for the administration with another existing agency that is administering similar business, or directly by employing personnel already experienced in those administrative activities. If we were to engage directly in these activities, we could be required to obtain licenses in states other than Nevada and hire employees who are licensed in Nevada and other states.

         At the present time we do not have adequate resources to purchase for cash any books of insurance business that might be available. We intend to use exemptions from the registration provisions of the Securities Act of 1933, as amended, including those provided in Regulation D adopted thereunder, to raise cash to be used in such acquisitions and to offer shares of our common stock, or other securities, in exchange for such books of business. In this connection, we expect that in the case of any acquisitions of existing books, the purchase prices, either in cash, securities or a combination thereof, will be negotiated based upon the mix of policies constituting the books and the history of their administration, among other things.

         If we are successful in purchasing agencies and their books, in some instances we may be able to make arrangements with another existing agency to administer one or more books for a percentage of the renewal commissions earned in respect of the policies constituting the books. In any such event, we would have obtained an income source without the need to incur corresponding operational costs or overhead expenses.

         If we are successful in acquiring a sufficient number of agencies and their books of business, we could be in a position to negotiate with the insurance companies that are the issuers of the policies to increase the amounts of renewal commissions on the policies. The success of any such negotiations will depend in part upon the identity of the insurance company that is the policy issuer, the kinds of policies and the amount of business in the books.

         We also intend to offer additional insurance products to the owners of policies constituting the books that are acquired and to prospective new clients. We would offer those products by traditional means directly as agent, or through agencies administering books for us, and also by telephone using an 800 number, and through an Internet web page that we intend to establish. Finally, we expect that through the acquisition of books of existing business we will be able to make contacts with potential purchasers of specialty insurance products that we could market in combination with our nutritional products, Nutra-Prevention Formula (TM) and Nutra-Protection. (TM)

         We are also going to make a membership plan available to agencies that either do not want to be acquired, or may be priced too high, but would like to take advantage of the services we can provide, such as use of the Internet facilities, direct marketing, negotiations for increased commissions, etc. We believe that we may be able to enroll a number of member agencies because our services are of value to them and we do not require much in the way of capital resources to increase the enrollments.


Item 2.  Description of Property.

         At the present time we do not own any real property and have only an insignificant amount of furniture and equipment. We lease our office space, which we consider to be adequate for our present needs.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings to which we are a party.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Market Information. During the past ten years, any trading in our common stock has been sporadic and there has been no meaningful trading activity. Our stock is not quoted on any automated quotation system at the present time. If we again are able to meet the financial and other requirements, we will apply for inclusion of our common stock in the NASDAQ system.

         There are no outstanding warrants or options to purchase our common stock or any security convertible into shares of that class.

         (b) Holders of the Company's Securities. At December 31, 2000, there were 419 holders of record of shares of the common stock

         (c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operations.


A.  Plan of Operations For The Coming Year.

         Our primary focus in the coming year will be to enroll as many insurance agencies as possible. Our goal is 192 agencies enrolled into our membership program by the end of our fiscal year on April 30, 2002. We project this number by anticipating that three salesmen will add two agencies each per week. Member agencies will be required to contribute an average of $375 in dues per month, or a total of $72,000 per month, or $864, 000 in annual membership fees.

         Our cash requirements for sales costs are estimated to be approximately 20% of revenues, or $172,000 if we are able to attain annual membership fees of $864,000.

         Our cash needs will be covered by membership dues; however, we still intend to raise working capital. Our goal will be to raise between $500,000 and $2,000,000 for purposes of having sufficient working capital on hand to cover any expansion plans, to have one year's total operating expenses on hand and for any acquisitions that may present themselves and require cash as well as stock.

         We expect research and development costs to be under $10,000 because we primarily will be searching for new products for members from among the over 3100 registered underwriters in the United States. Our approach will be to keep in touch with the major underwriters to determine what products they are introducing that would be of interest to members, attend conventions of the National Association of Underwriters and using the Internet as a research tool. We expect these costs to be modest, unless we begin to develop products ourselves for our members, which we do not expect to do in the next twelve months.

B.  Discussion of Financial Condition and Results of Operations.

         Our present financial condition is under-capitalized. We have elected not to accept additional contracts or revenue from member agencies until we are again certain that we would be able to list the common stock and have it trade publicly as represented. We have a current backlog of membership contracts and have been able to have only $4961 in accounts payable.

         Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets throughout the United States. We have also received a small amount of seed capital from existing shareholders. We intend to attempt to raise between $500,000 and $2,500,000 through an offering under Regulation D after we have acquired at least 100 member agencies.


Item 7.  Financial Statements.

         See Attached.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control persons:
         Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning our officers and directors:

         Name                       Age     Position
         ----                       ---     --------
         Scott C. Goldsmith         52      President, Chairman of the Board

         Richard W. Peterson         67     Director

         George T. Nasser   57      Director

         Aleene Goldsmith   73      Secretary, Treasurer, Director

         Scott C. Goldsmith founded the company in 1975 and has been the President and Chairman of the Board of Directors since that time. In 1986 he completed a three-year course in Harvard University's OPM (Owner, President, Manager) Program. Mr. Goldsmith's business experience has been entirely in sales and administration for over twenty-five years. He has been a licensed insurance agent in Nevada since 1994. Following our sale of assets associated with our former business, Mr. Goldsmith was employed by the purchaser to operate the business conducted with those assets and was able to devote only part of his time to developing new business operations. He continued in that capacity until September 18, 2000, when he began to devote full time to our new business operations.

         Richard W. Peterson currently is engaged in the private practice of counseling psychology with professionals and executives and consulting with law firms on banking matters and small businesses on management and marketing matters. He is also a faculty member at the University of Phoenix at its San Diego, California, campus and its OnLine Campus in San Francisco, California. Mr. Peterson was the Chief Executive Officer and Vice Chairman of the Board of Directors of the Continental Bank, Las Vegas, Nevada, from 1982 until 1987, when he retired to pursue his doctoral studies. He has served on ad hoc business development committees for the governors of Arizona and Nevada, and has written a book and several articles on the psychological effect of combat on soldiers and prisoners of war.

         George T. Nasser is currently acting as a health insurance consultant to various companies in the insurance industry. For a number of years he served as Vice President of Marketing for Standard Life of Indiana in charge of Sales and Product Development and as Vice President of Bankers Life. He previously held the position of Senior Vice President for Marketing of Golden Rule Insurance for fifteen years. In those capacities, his responsibilities included developing health insurance products and directing national sales forces.

         Aleene Goldsmith has been our Secretary and Treasurer since 1991 and has served as a director since that time. Ms. Goldsmith is the stepmother of Scott Goldsmith.

         The members of the Audit Committee of the Board of Directors are Messers. Goldsmith, Peterson and Nasser. The Members of the Nominating Committee are Mr. Goldsmith, Ms. Goldsmith and Mr. Nasser.

         The initial reports of ownership of our common stock by our officers and directors were due to be filed within ten days of the effectiveness of the registration of our common stock under Section 12(g) of the Securities Exchange Act of 1934 on June 17, 2001, but were not filed until August 17, 2001.


Item 10.  Executive Compensation.

         The following table sets forth certain information concerning the annual compensation paid to our executive officers during our last three fiscal years. We have not paid or awarded any long-term compensation to any person during the past three years, and we have no long-term incentive plans.


Name and Principal                  Year             Salary            Bonus              Other Annual
Position                            ----             ------            -----              Compensation
--------                                                                                  ------------

Scott C. Goldsmith                  2000             $     0                0                        0
President and CEO                   1999               6,340                0                        0
                                    1998              21,162                0                        0
Aleene Goldsmith                    2000                   0                0                        0
Secretary, Treasurer                1999                   0                0                        0
                                    1998              17,575                0                        0


         At present we are not paying any cash compensation as salary or other remuneration to our officers and directors. We intend to compensate officers with stock for the remainder of the present fiscal year to conserve any cash resources we may generate. We have formulated no other plans as to the amounts of future cash compensation. We intend to use the services of agents whose books of business are acquired. Any additional personnel required would have salaries negotiated.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of November 1, 2000, concerning the beneficial ownership of our common stock by each of our executive officers and directors, all directors and officers as a group, and each person who owns 5% or more of our outstanding common stock. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated

         Name                      Shares Beneficially Owned    % of Outstanding
         ----                      ---------------------------------------------

    Scott C. Goldsmith             2,213,247*                          49.3%

    Aleene Goldsmith                 107,054                            1.9%

    Richard W. Peterson               57,000                            1.2%

    George T. Nasser                  20,000                             .4%

    All officers and directors
    as a group (4 persons)         2,410,301*                          52.8%

         * Includes 32,218 shares owned by the Vita Plus Employee Stock Option Plan. Mr. Goldsmith has the shared power to vote and dispose of those shares.


Item 12.  Certain Relationships and Related Transactions.

         On August 30, 1999 we issued to Mr. Goldsmith 200,000 shares of our common stock in consideration of the cancellation of a note payable to Mr. Goldsmith in the amount of $66,690. During the past two fiscal years, no other of our officers or directors or beneficial owner of 5% or more of our common stock, or any member of their immediate families, has had any transaction with us where the amount involved was $60,000 or more.

         By virtue of his ownership of 49.3 % of our outstanding common stock, Scott C. Goldsmith may be deemed to be a parent.

Item 13.  Exhibits and Reports on Form 8-K.

         None.

                                   Signatures

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Prevention Insurance.com

Date August 17, 2001                                 By: /s/ Scott C. Goldsmith
     ---------------                                   ------------------------
                                                             Scott C. Goldsmith
                                                             President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 17, 2001                              /s/ Scott C. Goldsmith
      ---------------                              ---------------------
                                                       Scott C. Goldsmith
                                                       President, Director


Date:  August 17, 2001                             /s/ Aleene Goldsmith
       ---------------                             --------------------
                                                   Aleene Goldsmith
                                                   Secretary-Treasurer, Director


Date: August 17, 2001                              /s/ George T. Nasser
      ---------------                              --------------------
                                                       George T. Nasser
                                                       Director

                         [LUDLOW & HARRISON LETTERHEAD]


                           INDEPENDENT AUDITORS REPORT
                           ---------------------------


We have audited the accompanying balance sheets of Prevention Insurance.com as of April 30, 2001 and 2000, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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