Form 10QSB
period 2001-07-31
PREVENTION INSURANCE COM
filed 2001-09-17
CIK 1134982

Form 10-QSB

--------------------------------------------------------------------------------
SEC POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION 2334(6- CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM 00) DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------
                                                       -------------------------
                    UNITED STATES                        OMB
          SECURITIES AND EXCHANGE COMMISSION           APPROVAL
                WASHINGTON, D.C. 20549                 -------------------------
                                                       OMB NUMBER: 3235-0416
                    FORM 10-QSB                        -------------------------
                                                       EXPIRES APRIL 30, 2003
                                                       -------------------------
                                                       ESTIMATED AVERAGE BURDEN
                                                       HOURS PER RESPONSE: 32.00
                                                       -------------------------
(Mark One)
[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       For the quarterly period ended July 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from ___________ to __________

                          Commission file number ______________________________

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                NEVADA
----------------------------------------     -----------------------------------
   (State of other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

               2770 So. Maryland PKWY. #403A, Las Vegas, NV 89109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                               (702) 732 -
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

PART 1 - FINANCIAL STATEMENT AND MANAGEMENT DISCUSSION OF OPERATIONS

                       MANAGEMENT DISCUSSION OF OPERATIONS

A.  PLAN OF OPERATION FOR COMING YEARS:

Prevention Insurance's primary focus in the coming year will be to enroll as many member insurance agencies as possible. Our goal is minimum 192 agencies enrolled by the end of our fiscal year which is April 30, 2002. We project this by projecting three salesmen adding on two agencies per week each. Each member will contribute an average of $375.00 per month in membership dues. If we succeed in enrolling 192 agencies, we will realize $72,000 per month, or $864,000 in annual membership fees.

Estimated Cash Requirements Per Month Are As Follows:

Sales Cost $172,800 - Advertising: $48,000 - Administration: $101,400 Prevention Insurance's cash needs will be covered by membership dues, however we still intend to raise working capital of $500,000 to $2.5 million for purposes of having sufficient working capital on hand to cover any expansion plans, to have 1 year's total operating expenses on hand and for any acquisitions that may require cash as well as stock. Research and Development cost for new products should be under $10,000 as we primarily will be searching for new products from among the over 3,100 registered underwriters in the U.S., basically keeping in touch with the major underwriters as to what they may be introducing, going to National Association of Underwriters convention and utilizing the internet will be our primary R & D efforts. The cost in this category should remain modest unless we start developing products from scratch ourselves which is not in our plan for the next 12 months.

We spend only 33% out of every dollar of revenue for sales cost and administrative expenses. We feel our sales projections are conservative, utilizing only three sales representatives, and making modest sales of only 2 agencies signed per week.

We feel we offer a significant value to the independent agent in the services we provide and we make available to them the opportunity to participate in growth and equity of the company, depending on their size and contribution to the company.

B. DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized as we have elected not to accept additional new contracts or revenue from member agencies until we are certain we would be able to list the company and stock will be publicly traded. We have a current backlog of membership contracts and have basically been able to pay off all of our payables as agreed with only $4,961 in current accounts payable. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital from existing shareholders. We intend to raise a mezzanine round of capital to fund the company of between $500,000 to $5 million through an offering under Reg. D after we've brought on board 100 or so insurance agencies. We will also be seeking our venture capital and strategic partners as possible sources of financing.

(cont'd Discussion of Financial Condition & Results of Operations)

b-1 Financial conditions have remained essentially the same as last quarter except for a small capital infusion of $5,000. Overhead has primarily been paid for by our Quick Pay Division that sells ATM machines. We don't anticipate any known trends to have an adverse affect on us. We are, however, waiting to see the impact of September 11th has on the economy, stock market and willingness of business in general to continue purchasing items such as ATM machines and making the additional financial commitments necessary to join our Prevention membership.

b-2 There is not any known internal or external changes foreseen in sources of liquidity

b-3 There are no anticipated changes for capital expenditures. There are no significant elements of income or loss that we see from ongoing operations. There are no material changes from period to period in the financial statement. There are no seasonal impacts on our business plans or operations.
     There are essentially no material financial changes from the end of last year until the end of the first quarter.

                                TAX ACCOUNT PROS

                          A TAX AND BOOKKEEPING COMPANY






In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of July 31, 2001. The comparable statements is as of October 31, 2000 due to the early stages of start up.



/s/ Russ Kam

Russ Kam
Independent Bookeeper


14-Sep-01





 2650 S. Maryland Pkwy., Suite A-3B Las Vegas, NV 89709 o (702) 731-FAST (3278)
     4001 S. Decatur, Suite 28, Las Vegas, NV 89103 o (702) 366-OTAX (0829)

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                              AS OF JULY 31, 2001


                                                           JULY 31 '01
                                                           -----------
           ASSETS
            Current Assets
              Checking/Savings
                 Business Bank                                1,874.16
                                                           -----------
              Total Checking/Savings                          1,874.16

              Accounts Receivable
               ACCOUNTS RECEIVABLE                            5,427.46
                                                           -----------
              Total Accounts Receivable                       5,427.46

            Total Current Assets                              7,301.62

            Other Assets
              Due from Quick Pay                              1,750.00
              1900 Due from Officer                           2,363.17
                                                           -----------
            Total Other Assets                                4,118.17
                                                           -----------

          TOTAL ASSETS                                       11,419.79
                                                           ===========

          LIABILITIES & EQUITY
            Liabilities
              Current Liabilities
                Accounts Payable
                  ACCOUNTS PAYABLE                           10,458.00
                                                           -----------
                Total Accounts Payable                       10,458.00
                                                           -----------

              Total Current Liabilities                      10,458.00
                                                           -----------
            Total Liabilities                                10,458.00

            Equity
               ADDITIONAL PAID IN CAPITAL                 3,350,015.78
               COMMON STOCK                                  64,611.46
               Retained Earnings                         -3,359,656.46
               TREASURY STOCK                               -52,954.10
               Net Income                                      -854.90
                                                           -----------
            Total Equity                                        961.79
                                                           -----------

          TOTAL LIABILITIES & EQUITY                         11,419.79
                                                           ===========

                            PREVENTION INSURANCE.COM
                                  PROFIT & LOSS
                             MAY THROUGH JULY 2001



                                                         MAY - JUL '01
                                                         -------------
                    Ordinary Income/Expense
                       Expense
                         LEGAL FEES                             375.00
                         PROFESSIONAL SERVICE                   279.00
                         BANK CHARGES                            26.82
                         COMMISSIONS-SALES                      274.08
                                                         -------------
                      Total Expense                             954.90
                                                         -------------

                    Net Ordinary Income                        -954.90
                                                         -------------
                  Net Income                                   -954.90
                                                         =============

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
QUARTER ENDING JULY 31, 2001

Cash Flow from Operating Activity
      Net Loss                                               -955

      Adjustments to Reconcile Net Loss to Cash
          Increase in Other Assets                         -4,077
          Increase in Other liabilities                         0
          Increase in Common Stock                          5,000

          Net Change in Cash                                  -32

      Cash Beginning of Year @ May 1, 2001                  1,907

      Cash End of Year @ July 31, 2001                      1,874

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                             AS OF OCTOBER 31, 2000



                                                             OCT 31, '00
                                                            ------------
               ASSETS
                 Current Assets
                    Checking/Savings
                       1010 COMMUNITY BANK-47E                    101.94
                                                            ------------
                    Total Checking/Savings                        101.94
                                                            ------------

                 Total Current Assets                             101.94

                 Other Assets
                   1900 Due from Officer                        7,356.34
                                                            ------------
                 Total Other Assets                             7,356.34
                                                            ------------
                 TOTAL ASSETS                                   7,458.28
                                                            ============

                 LIABILITIES & EQUITY
                   Liabilities
                      Current Liabilities
                         Accounts Payable
                            ACCOUNTS PAYABLE                   10,458.00
                                                            ------------
                         Total Accounts Payable                10,458.00
                                                            ------------

                      Total Current Liabilities                10,458.00
                                                            ------------
                    Total Liabilities                          10,458.00

                    Equity
                      ADDITIONAL PAID IN CAPITAL            3,350,015.78
                      COMMON STOCK                             56,411.46
                      Retained Earnings                    -3,347,164.65
                      Net Income                               -9,308.21
                      TREASURY STOCK                          -52,954.10
                                                            ------------
                    Total Equity                               -2,999.72
                                                            ------------
                  TOTAL LIABILITIES & EQUITY                   7,468.28
                                                            ============

                            PREVENTION INSURANCE.COM
                                 PROFIT AND LOSS
                            MAY THROUGH OCTOBER 2000

                                                          May - Oct '00
                                                          -------------

                    Ordinary Income/Expense
                       Expense
                         Licensing and Taxes                   1,693.58
                         LEGAL FEES                              541.75
                         Accounting and Bkpng Svcs             1,448.00
                         ADVERTISING-CO-OP                     2,500.00
                         MISC EXPENSE                            455.00
                         RENT                                     36.00
                         PRINTING & COPYING                      695.50
                         PROFESSIONAL SERVICES                 1,908.38
                         BANK CHARGES                             30.00
                         Uncategorized Expenses                    0.00
                                                           ------------
                       Total Expense                           9,308.21
                                                           ------------
                    Net Ordinary Income                       -9,308.21
                                                           ------------
                  Net Income                                  -9,308.21
                                                           ============

PREVETION INSURANCE.COM
STATEMENT OF CASH FLOWS
6 MONTH STATEMENT

                                                   MAY 2000 THRU
                                                        OCT 2000
                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                             -9,308.21
  Adjustment to reconcile net loss to cash
        Cash used by operating activities              -9,308.21
        Increase in Other Assets                       -7,356.34

        Net change in Cash                            -16,664.55

        Cash Beginning of Year @ 05/01/00              16,766.49

        Cash end of Period @ 10/31/00                     101.94

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Furnish the exhibits required by Item 601 of Regulation S-B

     (b) Reports on Form 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the terms reported, any financial statements filed and the dates of such reports.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.

                                            PREVENTION INSURANCE.COM
                                            -------------------------
                                                   (Registrant)


                     /s/ Scott Goldsmith
                    -----------------------------------------------------------
     Date 9/14/01      Scott Goldsmith             (Signature)       President

     Date ______________________________________________________________________
                                                   (Signature)



* Print the name and title of each signing officer under his signature.