Form 10KSB/A
period 2001-04-30
PREVENTION INSURANCE COM
filed 2001-12-13
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 2

                                       TO

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

                        Commission file number 000-32389


                            PREVENTION INSURANCE.COM
                            ------------------------
                 (Name of small business issuer in its charter)


            Nevada                                      88-012644
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

2770 South Maryland Parkway Suite 403A                         89109
--------------------------------------                  ---------------------
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





/s/ Ludlow & Harrison

Ludlow & Harrison
A CPA Corporation



July 27, 2001

                            PREVENTION INSURANCE.COM
                               STATEMENT OF INCOME
                        AND CHANGES IN RETAINED EARNINGS
                          FOR THE YEARS ENDED APRIL 30,




                                                       2001             2000
                                                   -----------      -----------
           SALES                                                    $        49

           COST OF SALES
                                                                    -----------
           GROSS PROFIT                                                      49

           OPERATING EXPENSES                           16,404           17,781
                                                   -----------      -----------

           NET LOSS                                    (16,404)         (17,732)

           BEGINNING RETAINED EARNINGS (DEFICIT)    (3,347,165)      (3,329,433)
                                                   -----------      -----------

           ENDING RETAINED EARNINGS (DEFICIT)      $(3,363,569)     $(3,347,165)
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
YEAR ENDED APRIL 30,


                                                                                                      2001               2000
                                                                                                    --------           --------
               Cash flows from Operating Activities
                Net loss                                                                            $(16,404)          $(17,732)
                Adjustments to reconcile net loss to cash
                  used by operating activities
                  (Increase) Decrease in A/R                                                          (7,382)            29,482


                  (Decrease) Increase in accounts payable                                              4,000            (99,799)
                                                                                                    --------           --------
                    Cash used by operating activities                                                (19,786)           (88,049)

               Cash flows from investing activities

                  Cash from investing activities                                                           0                  0

               Cash flows from financing activities

                  Cash from sale of common stock                                                       3,100             20,000
                                                                                                    --------           --------

                  Net change in cash                                                                 (16,686)           (68,049)

               Cash beginning of year                                                                 16,766             84,815
                                                                                                    --------           --------

               Cash end of year                                                                     $     80           $ 16,766
                                                                                                    ========           ========



   The accompanying notes are an integral part of these financial statements.

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                                 AS OF APRIL 30,




ASSETS:                                                                                            2001                2000
                                                                                               -----------          -----------
           CURRENT ASSETS:
             CASH                                                                              $        80          $    16,766
             ACCOUNTS RECEIVABLE                                                                     7,382
                                                                                               -----------          -----------

             TOTAL CURRENT ASSETS                                                                    7,462               16,766
                                                                                               -----------          -----------

             TOTAL ASSETS                                                                      $     7,462          $    16,766
                                                                                               ===========          ===========


LIABILIITES & STOCKHOLDERS'EQUITY:

           CURRENT LIABILITIES
             ACCOUNTS PAYABLE                                                                  $    14,458          $    10,458
                                                                                               -----------          -----------

             TOTAL CURRENT LIABILITIES                                                              14,458               10,458
                                                                                               -----------          -----------


           STOCKHOLDERS'EQUITY:
             COMMON STOCK                                                                           47,621               44,811
             TREASURY STOCK                                                                        (52,954)             (52,954)
             ADDITIONAL PAID-IN CAPITAL                                                          3,361,906            3,361,616
             RETAINED EARNINGS                                                                  (3,363,569)          (3,347,165)
                                                                                               -----------          -----------

             TOTAL STOCKHOLDERS'EQUITY                                                              (6,996)               6,308
                                                                                               -----------          -----------

           TOTAL LIABILIITIES & STOCKHOLDERS'EQUITY:                                           $     7,462          $    16,766
                                                                                               ===========          ===========


                                      F-4

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

NOTE 3 - CAPITAL STOCK
         The common stock of the Company includes the following as of April 30, 2000:



                                        Number
                                          of             Par         Paid-in
Shares Authorized and Issued.        Shares Issued      Value        Capital
----------------------------         -------------      ------       -------
Preferred Stock, Par Value $.Ol
2,000,000 shares authorize                    --       $     --    $        --

Class A Common Stock; Par Value
$.01; 20,000,000 share authorized      4,762,151       $ 47,621    $ 3,361,906



         Total capital stock issued       47,621       $ 47,621    $ 3,361,906
