Form 10QSB
period 2001-10-31
PREVENTION INSURANCE COM
filed 2001-12-13
CIK 1134982

UNITED STATES OMB
                  SECURITIES AND EXCHANGE COMMISSION APPROVAL
                             WASHINGTON, D.C. 20549

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: Ocotober 31, 2001
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM             to
                              -------------  -----------

Commission file number: 000-32389
                      -----------

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                     NEVADA
-------------------------------------------- -----------------------------------
       (State of other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

               2770 So. Maryland PKWY. #403A, Las Vegas, NV 89109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 732-2758
--------------------------------------------------------------------------------

                          (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL: CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

MANAGEMENT DISCUSSION OF OPERATIONS:

Prevention Insurance's primary focus in the coming year will be to merger with or acquire or enroll as many insurance agencies as possible. Our goal is to merge or enroll a minimum 24 agencies by the end of our fiscal year which is April 30, 2002. We arrive at this by projecting three salesmen adding on two agencies each per month. Each agency will contribute an average of $1550. per month in service fees per month. If we succeed in merging in the 24 agencies, we will realize $37,200 per month in service fees, or $446,400 in annual membership fees.

Estimated Cash Requirements Per Month Are As Follows: Sales Cost: 18% or $80,280
- Advertising: 5% or $22,300 - Administration: 15% or $66,960.

Prevention Insurance's cash needs will be covered by the service fees, however we still intend to raise working capital of $500,000 to $2.5 million for purposes of having sufficient working capital on hand to cover any expansion plans, our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock. Research and Development cost for new products should be under $10,000 as we primarily will be searching for new products from among the over 3100 registered underwriters in the U.S., basically keeping in touch with the major underwriters as to what they may be introducing, going to National Association and Underwriters convention and utilizing the internet will be our primary R & D efforts. The cost in this category should remain modest unless we start developing products from scratch ourselves which is not in our plan for the next twelve months. We intend to spend only 40% out of every dollar of revenue for sales cost and administrative expenses. We feel our sales projections are conservative, utilizing only three sales representatives, and making modest acquisitions of only two agencies signed per month out of the potential prospect base of 300,000 independent agencies in the U.S. We feel we offer a significant value to the independent agent in the services we provide and we make available to them the opportunity to participate in growth and equity of the Prevention Insurance program, depending on their size and contribution to the company.

DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Our condition is at present undercapitalized as we have elected not to finalize mergers or membership contracts or receive fees for services from member agencies until we are certain we are listed on NASDAQ BB and the company and stock is publicly traded. We have a current backlog of membership contracts and several agencies that we feel we are in a position to acquire. We have basically been able to pay off all of our payables as agreed with only $10,458 in current accounts payable. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital ($37,000) from existing shareholders through stock sales. We intend to raise a mezzanine round of capital to fund the company of between $500,000 to $2.5 million through an offering under Reg. D after we have brought on board 100 or so insurance agencies. We will also be seeking out venture capital or strategic partners as possible sources of financing.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Not applicable

(b) Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PREVENTION INSURANCE.COM



                                           /s/ Scott Goldsmith
Date: December 7, 2001                    -----------------------------
                                          Name: Scott Goldsmith
                                          Title: President

                               LUDLOW & HARRISON
                               A CPA CORPORATION


3545 Camino Del Rio South Suite D                                 (619) 283-3333
San Diego, CA 92108                                          Fax: (619) 283-7997
--------------------------------------------------------------------------------



     We have reviewed the accompanying balance sheet of Prevention Insurance.Com as of July 31, 2001 and October 31, 2001 and the related statements of income, changes in stockholders' equity and cash flows for the quarters then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Prevention Insurance.Com.


     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





     /s/ LUDLOW & HARRISON
     Ludlow & Harrison
     A CPA Corporation

     December 12, 2001

                         Prevention Insurance.COM
                       Notes to Financial Statements
                    July 31, 2001 and October 31, 2001


Note 1 - Nature of Business and Summary of Significant Accounting Principles

     The Company was incorporated in Nevada in 1975 under the name of Vita Plus Industries, Inc. The Company conducted business under this name until March 10, 1999, at which time it sold off its remaining inventory of nutritional products, together with its name. Subsequent to this, the Company changed its name to Prevention Insurance.Com and has entered into the area of consultation to the insurance industry.



Note 2 - Related Party Transactions

     The Company has a loan in the amount of $10,458 to its President.

Prevention Insurance.COM
Balance Sheet




                                       7/31/01              10/31/01
                                    -------------        -------------
ASSETS
 Current Assets
  Cash                              $       1,874        $       1,555
  Accounts Receivable                       5,427                5,427
                                    -------------        -------------
   Total Current Assets                     7,301                6,982
                                    -------------        -------------
 Other Assets
  Due from Quick Pay                        1,750                5,300
  Due from Officer                          2,368                9,084
                                    -------------        -------------
   Total Other Assets                       4,118               14,384
                                    -------------        -------------
Total Assets                        $      11,419        $      21,366
                                    =============        =============

LIABILITIES & EQUITY
 Current Liabilities
  Accounts Payable                  $      10,458        $      10,458
                                    -------------        -------------

 Equity
  Common Stock                             54,156               58,926
  Treasury Stock                          (52,954)             (52,954)
  Additional Paid in Capital            3,364,283            3,398,513
  Accumulated Deficit                  (3,354,524)          (3,391,577)
                                    -------------        -------------
   Total Equity                               961               10,908
                                    -------------        -------------

Total Liabilities & Equity          $      11,419        $      21,366
                                    =============        =============






See accountants' review report.

Prevention Insurance.COM
Income Statement


                                       3 months           6 months
                                        7/31/01            10/31/01
                                       ----------         ----------

Income                                 $        0         $    1,301
                                       ----------         ----------
Expenses
  Legal                                       375                375
  Professional                                279              1,829
  Bank charges                                 27                228
  Credit card expenses                                        11,341
  Outside services                                             3,250
  Licenses                                                     5,639
  Advertising                                                    600
  Accounting                                                   1,975
  Auto                                                         2,083
  Postage                                                        375
  Office                                                          35
  Repairs                                                        309
  Telephone                                                      846
  Commissions                                 274                424
                                       ----------         ----------
   Total Expenses                             955             29,309
                                       ----------         ----------

Net Loss                               $     (955)        $  (28,008)
                                       ==========         ==========






See accountants' review report.

Prevention Insurance.COM
Statement of Cash Flows




                                          3 months              3 months
                                           7/31/01              10/31/01
                                         -----------          -----------
Cash flows from Operations
 Net loss                                $      (955)         $   (27,053)
 Adjustments
  (Increse) in receivables                    (2,163)             (10,266)
  (Decrease) in payables                      (4,000)
                                         -----------          -----------

   Cash used by operations                    (7,118)             (37,319)

Cash flows from Investing

Cash flows from financing
 Cash from sale of stock                       8,912               37,000
                                         -----------          -----------

Net Change in cash                             1,794                 (319)

Cash beginning of period                          80                1,874
                                         -----------          -----------

Cash ending of period                    $     1,874          $     1,555
                                         ===========          ===========







See accountants' review report.

Prevention Insurance.COM
Statement of Changes in Stockholders' Equity





                                                                               Additional    Retained          Total
                                           Common Stock           Treasury     Paid-In       Earnings          Stockholders
                                     # of Share     Par Value     Stock        Capital       (Deficit)         Equity
                                     --------------------------------------------------------------------------------------
Balance, April 30, 2001              4,762,151      $47,621      $(52,954)      3,361,906    $(3,363,569)     $ (8,995)

Shares issued                          653,500        6,535                         2,377                        8,912

Net loss qtr ended 7/31/01                                                                          (955)         (955)
                                     -------------------------------------------------------------------------------------
Balance, July 31, 2001               5,415,651       54,156       (52,954)      3,364,283     (3,364,524)          951

Shares issued                          277,000        2,770                        34,230                       37,000

Net loss qtr ended 10/31/01                                                                      (27,053)      (27,053)
                                     -------------------------------------------------------------------------------------
Balance, October 31, 2001            5,692,651      $56,926      $(52,954)      3,398,513    $(3,391,577)     $(10,908)
                                     =====================================================================================





See accountants' review report.

PREVENTION INSURANCE.COM
BALANCE SHEET
AS OF APRIL 30,


ASSETS                                                 2001             2000

   CURRENT ASSETS:
    CASH                                          $         80     $     16,766
    ACCOUNTS RECEIVABLE                                  7,382

    TOTAL CURRENT ASSETS                                 7,462           16,766

    TOTAL ASSETS                                  $      7,462     $     16,766




LIABILITIES & STOCKHOLDERS' EQUITY:


   CURRENT LIABILITIES
    ACCOUNTS PAYABLE                              $     14,458     $     10,458

    TOTAL CURRENT LIABILITIES                           14,458           10,458

   STOCKHOLDERS' EQUITY:

    COMMON STOCK                                        47,621           44,811
    TREASURY STOCK                                     (52,954)         (52,954)
    ADDITIONAL PAID-IN CAPITAL                       3,361,906        3,361,616
    RETAINED EARNINGS                               (3,363,569)      (3,347,165)

    TOTAL STOCKHOLDERS' EQUITY                          (6,996)           6,308

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY:      $      7,462     $     16,766






The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING APRIL 30.






                                                                               Additional      Retained        Total
                                           Common Stock           Treasury     Paid-In         Earnings        Stockholders
                                     # of Share     Par Value     Stock        Capital         (Deficit)       Equity
                                     --------------------------------------------------------------------------------------
Balance, April 30, 1999              3,806,151      $38,051      $(52,954)      $(3,348,388)   $(3,329,433)    $  4,040

Shares issued                          675,000        6,750                          13,250                      20,000

Net loss year ended 4/30/00                                                                        (17,732)     (17,732)
                                     -------------------------------------------------------------------------------------
Balance, April 30, 2000              4,481,151       44,811       (52,954)        3,361,616     (3,347,165)       6,308

Shares issued                          281,000        2,810                             290                       3,100

Net loss year ended  4/30/01                                                                       (16,404)     (16,404)
                                     -------------------------------------------------------------------------------------
Balance, April 30, 2001              4,762,151      $47,621      $(52,954)      $ 3,361,906    $(3,363,569)    $ (6,996)
                                     =====================================================================================









The accompanying notes are an integral part of these financial statements.

                            PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2001 AND 2000




Note 1 - Nature of Business and Summary of Significant Accounting Policies

         A. Nature of Business - The Company was incorporated in Nevada in 1975 under the name of Vita Plus Vita Plus Industries, Inc. The Company conducted business under this name until March 10, 1999, at which time it sold off its remaining inventory of nutritional products together with its name. Subsequent to this, the Company changed its name to Prevention Insurance.Com, and has entered into the area of consultation to the insurance industry.

Note 2 - Related Party Transactions