Form 10KSB/A
period 2001-04-30
PREVENTION INSURANCE COM
filed 2002-01-09
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 3

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
                                                       George T. Nasser
                                                       Director

                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors ..............................................F-2

Consolidated Balance Sheets as of April 30, 2001 and April 30, 2000 .........F-3

Consolidated Statement of Income and Changes in Retained Earnings
  for the Years Ended April 30, 2001 and April 30, 2000 .....................F-4

Consolidated Statement of Cash Flows for the April 30, 2001
  and April 30, 2000 ........................................................F-5

Consolidated Statement of Changes in Stockholders' Equity for
  the Years Ending April 30, 2001 and April 30, 2000 ........................F-6

Notes to Financial Statements ...............................................F-7

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


                                      F-3

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
