Form 10KSB/A
period 2001-04-30
PREVENTION INSURANCE COM
filed 2002-02-04
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                 AMENDMENT NO. 4


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

PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING APRIL 30.






                                                                               Additional      Retained        Total
                                           Common Stock           Treasury     Paid-In         Earnings        Stockholders'
                                     # of Share     Par Value     Stock        Capital         (Deficit)       Equity
                                     --------------------------------------------------------------------------------------
Balance, April 30, 2001              4,762,151      $47,621      $(52,954)       3,361,906   $(3,363,569)      $ (6,996)

Shares issued                          653,000        6,535                          2,377                        8,912

Net loss qtr ended 7/31/01                                                                          (955)          (955)
                                     -------------------------------------------------------------------------------------
Balance, July 31, 2001               5,415,651       54,156       (52,954)       3,364,283    (3,364,524)           961

Shares issued                          277,000        2,770                         34,230                       37,000

Net loss qtr ended  10/31/01                                                                     (27,053)       (27,053)
                                     -------------------------------------------------------------------------------------
Balance, October 31, 2001            5,692,651      $56,926      $(52,954)       3,398,513   $(3,391,577)      $ 10,908
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
