Form 10QSB/A
period 2001-10-31
PREVENTION INSURANCE COM
filed 2002-02-04
CIK 1134982

UNITED STATES OMB
                  SECURITIES AND EXCHANGE COMMISSION APPROVAL
                             WASHINGTON, D.C. 20549



                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: Ocotober 31, 2001
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