Form 10-Q
period 2002-01-31
PREVENTION INSURANCE COM
filed 2002-03-25
CIK 1134982

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended January 31, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to __________

              Commission file number ______________________________

                            PREVENTION INSURANCE.COM

        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
        (State of other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

               2770 So. Maryland PKWY. #403A, Las Vegas, NV 89109
                    (Address of principal executive offices)

                                (702) 732 - 2758
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      Not applicable.

(b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS on Form 8-K

(a)      Not applicable.

(b)      Not applicable.

                              MANAGEMENT DISCUSSION
                       PERIOD NOVEMBER 2001 - JANUARY 2002

We have made good progress in completing our four-year comprehensive Business Plan, complete with detailed cash flow and projected P.L.s. We will utilize this plan in raising our mezzanine round of financing of $5,000,000. This will only capitalize the company's marketing efforts for two years. At the time of this discussion, we are finalizing the hiring procedures necessary to be compliant with the S.E.C. regulations and are ready to move back to NASD to request our symbol for trading. Once this is accomplished, we will finalize our first acquisitions and begin to assemble a sales force on a regional basis.

MANAGEMENT DISCUSSION OF OPERATIONS:
Prevention Insurance's primary focus in the coming year will be to merger with or acquire or enroll as many insurance agencies as possible. Our goal is to merge or enroll a minimum 24 agencies by the end of our fiscal year which is April 30, 2003.

Prevention Insurance's cash needs will be covered by the service fees, however we still intend to raise working capital of $5,000,000 for sufficient working capital on hand to cover any expansion plans, our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

We feel our sales projections are conservative, utilizing only three sales representatives, and making modest acquisitions of only two agencies signed per month out of the potential prospect base 137,000 independent agencies in the U.S.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:
Our condition is at present under-capitalized as we have elected not to finalize mergers or membership contracts or receive fees for services from member agencies until we are certain we are listed on NASDAQ-BB and the company and stock is publicly traded. We have basically been able to pay off all of our payables as agreed with only $10,458 in current accounts payable. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital ($51,000) from existing shareholders through stock sales. We will also be seeking our venture capital or strategic partners as possible sources of financing.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PREVENTION INSURANCE.COM



Date: March 21, 2002                /s/ Scott Goldsmith
                                    -----------------------------------
                                    Name: Scott Goldsmith
                                    Title: President

                         [LUDLOW & HARRISON LETTERHEAD]


                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


We have reviewed the accompanying balance sheet of Prevention Insurance.Com as of January 31, 2002 and the related statements of income, changes in stockholders' equity, and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




/s/ Ludlow & Harrison
Ludlow & Harrison
A CPA Corporation

San Diego  California

March 10, 2002

PREVENTION INSURANCE.COM
------------------------
BALANCE SHEET
-------------
AT JANUARY 31, 2002 AND 2001
----------------------------

                                                  JAN 31,02        JAN 31,01
                                             --------------    ---------------
ASSETS
------
  CURRENT ASSETS
  --------------
    CASH                                            $4,289             $7,429
    ACCOUNTS RECEIVABLE                              5,427
                                             --------------    ---------------
      TOTAL CURRENT ASSETS                           9,717              7,429
                                             --------------    ---------------

  OTHER ASSETS
  ------------
    DUE FROM QUICK PAY                               2,800
    DUE FROM OFFICER                                22,887
                                             --------------    ---------------
      TOTAL OTHER ASSETS                            25,687                  0
                                             --------------    ---------------

  TOTAL ASSETS                                     $35,404             $7,429
                                             ==============    ===============


LIABILITIES & EQUITY
--------------------
  CURRENT LIABILITIES
  -------------------
    ACCOUNTS PAYABLE                               $18,958            $10,458
                                             --------------    ---------------

  EQUITY
  ------
    COMMON STOCK                                    96,156             44,811
    TREASURY STOCK                                 (52,954)           (52,954)
    ADDITIONAL PAID IN CAPITAL                   3,364,283          3,361,616
    ACCUMULATED DEFICIT                         (3,391,039)        (3,356,502)
                                             -------------     --------------
      TOTAL EQUITY                                  16,446             (3,029)
                                             -------------     --------------

  TOTAL LIABILITIES & EQUITY                       $35,404             $7,429
                                             =============     ==============


SEE ACCOUNTANTS' REVIEW REPORT.

PREVENTION INSURANCE.COM
------------------------
INCOME STATEMENT
----------------
FOR NINE MONTHS ENDED JANUARY 31, 2002 AND 2001
-----------------------------------------------

                                            QUARTER      YEAR TO DATE        QUARTER     YEAR TO DATE
                                          JAN 31, 02       JAN 31, 02      JAN 31, 01       JAN 31, 01
                                         --------------  ---------------- -------------- -----------------
  INCOME                                       $16,997           $18,298             $0                $0
  -----                                  --------------  ---------------- -------------- -----------------
  EXPENSES
  --------
    ACCOUNTING                                                     1,975                            1,448
    ADVERTISING                                                      600                            2,500
    AUTO                                         1,667             3,750
    BANK CHARGES                                   370               598             24                54
    COMMISSIONS                                  1,000             1,424
    CREDIT CARD EXPENSES                        10,013            21,354
    LEGAL                                                            375                              542
    LICENSES                                                       5,639                            1,694
    OFFICE                                       1,007             4,292
    OUTSIDE SERVICES
    POSTAGE                                        147               522                            1,186
    PROFESSIONAL                                   970             2,799                            1,908
    REPAIRS                                                          309
    RENT                                           200               200
    TELEPHONE                                      495             1,341
    UTILITIES                                      590               590
                                         -------------   ---------------  -------------  ----------------
      TOTAL EXPENSES                            16,460            45,769             24             9,332
                                         -------------   ---------------  -------------  ----------------

  NET INCOME (LOSS)                               $538          ($27,470)          ($24)          ($9,332)
                                         =============   ===============  =============  ================

  EARNINGS PER SHARE                            0.0001          (0.0029)       (0.00001)           (0.002)


SEE ACCOUNTANTS' REVIEW REPORT.

PREVENTION INSURANCE.COM
------------------------
STATEMENT OF CASH FLOWS
-----------------------


                                                3TD QUARTER      YEAR TO DATE     3TD QUARTER      YEAR TO DATE
                                                 JAN 31, 02       JAN 31, 02      JAN 31, 01        JAN 31, 01
                                                 ----------       ----------      ----------        ----------
CASH FLOWS FROM OPERATIONS
--------------------------
  NET INCOME (LOSS)                                      538          (27,470)              (24)           (9,337)
  ADJUSTMENTS
    (INCREASE) IN RECEIVABLES                        (11,304)         (23,733)            2,702                 0
    (DECREASE) IN PAYABLES                             8,500            4,500             4,649                 0
                                               -------------    -------------   ---------------   ---------------

      CASH USED BY OPERATIONS                         (2,266)         (46,703)            7,327            (9,337)

  CASH FLOWS FROM INVESTING                                0                0                 0                 0
---------------------------

  CASH FLOWS FROM FINANCING
---------------------------
    CASH FROM SALE OF STOCK                            5,000           50,912                 0                 0
                                               -------------    -------------   ---------------   ---------------

   NET CHANGE IN CASH                                  2,734            4,209             7,327            (9,337)

  CASH BEGINNING OF PERIOD                             1,555               80               102            16,766
                                               -------------    -------------   ---------------   ---------------

  CASH ENDING OF PERIOD                               $4,289           $4,289            $7,429            $7,429
                                               =============    =============   ===============   ===============


SEE ACCOUNTANTS' REVIEW REPORT.

PREVENTION INSURANCE.COM
------------------------
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------

                                                                                      ADDITIONAL        RETAINED           TOTAL
                                                 COMMON STOCK            TREASURY       PAID-IN         EARNINGS       STOCKHOLDERS'
                                              # OF SHARES PAR VALUE       STOCK         CAPITAL        (DEFICIT)          EQUITY
                                          --------------------------- ------------- --------------- --------------- ----------------
BALANCE, APRIL 30, 2000                       4,481,151      $44,811     ($52,954)       3,361,616    ($3,347,165)         $6,308

SHARES ISSUED                                         0            0                                                           $0

NET LOSS - YEAR TO DATE JAN 31, 2001                                                                       (9,337)         (9,337)
                                          --------------------------- ------------- --------------- --------------- --------------

BALANCE,  JANUARY 31, 2001                    4,481,151      $44,811     ($52,954)      $3,361,616    ($3,356,502)        ($3,029)
                                          =========================== ============= =============== =============== ==============


SHARES ISSUED                                   280,949       $2,810                                                        2,810


EXCESS OF PAR VALUE                                                                            290                            290

NET LOSS - QUARTER APRIL  30, 2001                                                                         (7,067)         (7,067)

                                          --------------------------- ------------- --------------- --------------- --------------
BALANCE, APRIL 30, 2001                       4,762,100      $47,621     ($52,954)      $3,361,906    ($3,363,569)        ($6,996)

SHARES ISSUED                                   653,500        6,535                                                        6,535

EXCESS OF PAR VALUE                                                                          2,377                          2,377

NET LOSS - QUARTER JULY 31, 2001                                                                             (955)           (955)

                                          --------------------------- ------------- --------------- --------------- --------------
BALANCE, JULY 31, 2001                        5,415,600      $54,156     ($52,954)      $3,364,283    ($3,364,524)           $961

SHARES ISSUED                                 3,700,000       37,000                                                       37,000

EXCESS OF PAR VALUE                                                                                                             0

NET LOSS - QUARTER OCTOBER 31, 2001                                                                       (27,053)        (27,053)

                                          --------------------------- ------------- --------------- --------------- --------------
BALANCE, OCTOBER 31, 2001                     9,115,600      $91,156     ($52,954)      $3,364,283    ($3,391,577)        $10,908

SHARES ISSUED                                   500,000        5,000                                                        5,000

EXCESS OF PAR VALUE                                                                                                             0

NET INCOME - QUARTER JANUARY 31, 2001                                                                         538             538
                                          --------------------------- ------------- --------------- --------------- --------------

BALANCE, JANUARY 31, 2001                     9,615,600       96,156      (52,954)       3,364,283     (3,391,039)         16,446
                                          =========================== ============= =============== =============== ==============

SEE ACCOUNTANTS' REVIEW REPORT.

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002


Note 1 - Nature of Business
         The Company was incorporated in Nevada in 1975 under the name of Vita Plus Industries, Inc. The Company conducted business under this name until March 10, 1999, at which time it sold off its remaining inventory of nutritional products, together with its name. Subsequent to this, the Company changed its name to Prevention Insurance.Com and has entered into the area of consultation to the insurance industry.

Note 2 - Summary of Significant Accounting Policies
         Basis of Accounting
         -------------------
         The Company's financial statements are presented in accordance with generally accepted accounting principles.

         Revenue Recognition
         -------------------
         The Company recognizes revenue as it is earned.

         Income Taxes
         ------------
         The Company has had no income for the last several years, and has no tax expense or liability to accrue. The Company has a Net Operating Loss Carryforward in the amount of $ 3,419,047 available to offset future taxes.

         SEC Reg 228.310 - Footnote disclosures
         --------------------------------------
         The Company has adjusted the financial statements so that they are not misleading and all adjustments that need to be made have been made.

Note 3 - Related Party Transactions
         The Company has a receivable from its President in the amount of $ 22,887. It is anticipated that this will be repaid in full, hence no allowance for doubtful accounts has been charged.

Note 4 - Capital Stock
         The Company has had no changes in outstanding stock for the quarter ending January 31, 2002. The number of shares outstanding of common stock is 9,615,600. No dividends have been declared, hence no dividends per share to report.

                            PREVENTION INSURANCE.COM
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2002


Note 5 -  Significant Equity Investees
         Forty five percent (45%) of the equity of the Company is owned by a single investee. Related sales and loss from continuing operations associated with the investee follows:

                  Quarter ending   Year to date   Investee    Investee
                  January 31, 02   Jan 31 02      Quarter     Year to date

         Sales       $ 16,997         $ 18,298     $7,649     $ 8,234

         Net              538          (27,470)       242     (12,362)