Form 10QSB/A
period 2001-07-31
PREVENTION INSURANCE COM
filed 2002-03-26
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                                     NEVADA
--------------------------------------------------------------------------------
        (State of other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

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

                                LUDLOW & HARRISON
                                A CPA CORPORATION

                         Independent Accountant's Report
                         -------------------------------

We have reviewed the accompanying balance sheet of Prevention Insurance.Com as of July 31, 2001 and the related statements of income, changes in stockholders' equity, and cash flows for the quarter then ended. These financial statements are the responsibility of the company's management.

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

Ludlow & Harrison
A CPA Corporation

San Diego  California

December 12, 2001

Prevention Insurance.COM
Balance Sheet

                                              7/31/2001              7/31/2000
                                              ---------              ---------
ASSETS

  Current Assets
    Cash                                     $     1,874            $     1,869
    Accounts Receivable                            5,427
                                             -----------            -----------
      Total Current Assets                         7,301                  1,869
                                             -----------            -----------

  Other Assets
    Due from Quick Pay                             1,750
    Due from Officer                               2,368                  2,702
                                             -----------            -----------
      Total Other Assets                           4,118                  2,702
                                             -----------            -----------
  Total Assets                               $    11,419            $     4,571
                                             ===========            ===========


LIABILITIES & EQUITY
  Current Liabilities
    Accounts Payable                         $    10,458            $     2,922
                                             -----------            -----------

  Equity
    Common Stock                                  54,156                 44,811
    Treasury Stock                               (52,954)               (52,954)
    Additional Paid in Capital                 3,364,283              3,361,616
    Accumulated Deficit                       (3,364,524)            (3,351,824)
                                             -----------            -----------
      Total Equity                                   961                  1,649
                                             -----------            -----------
  Total Liabilities & Equity                 $    11,419            $     4,571
                                             ===========            ===========


See accountants' review report.

Prevention Insurance.COM
Income Statement

                                                  3 months             3 months
                                                  7/31/2001            7/31/2000
                                                  ---------            ---------

  Income                                          $     0              $     0
                                                  -------              -------
  Expenses
    Legal                                             375                  276
    Professional                                      279                  954
    Bank charges                                       27
    Credit card expenses
    Outside services
    Licenses                                                               847
    Advertising                                                          1,250
    Accounting                                                             724
    Auto
    Postage
    Office                                                                 608
    Repairs
    Telephone
    Commissions                                       274
                                                  -------              -------
      Total Expenses                                  955                4,659
                                                  -------              -------

  Net Loss                                          $(955)             $(4,659)
                                                  =======              =======

Earnings per share                               $(0.0002)            $(0.0010)



See accountants' review report.

Prevention Insurance.COM
Statement of Changes in Stockholders' Equity


                                                                   Additional    Retained          Total
                              Common Stock            Treasury      Paid-in      Earnings       Stockholders'
                              # of Shares  Par Value    Stock       Capital      (Deficit)         Equity
                              -------------------------------------------------------------------------------
Balance, April 30, 2000        4,481,151    $44,811   $(52,954)    $3,361,616   $(3,347,165)       $6,308
Shares issued                                                                                           0
Net loss qtr ended 7/31/00                                                           (4,659)       (4,659)
                              -------------------------------------------------------------------------------
Balance, July 31, 2000          4,481,151   $44,811   $(52,954)    $3,361,616   $(3,351,824)       $1,649
                              ===============================================================================

Balance, April 30, 2001         4,762,151   $47,621   $(52,954)    $3,361,906   $(3,363,569)      $(6,996)
Shares issued                     653,500     6,535                     2,377                       8,912
Net loss qtr ended 7/31/01                                                             (955)         (955)
                              -------------------------------------------------------------------------------

Balance, July 31, 2001          5,415,651   $54,156   $(52,954)    $3,364,283   $(3,364,524)         $961
                              ===============================================================================


See accountants' review report.

Prevention Insurance.COM
Statement of Cash Flows

                                                  3 months              3 months
                                                 7/31/2001             7/31/2000
                                                 ---------             ---------
Cash flows from Operations
  Net loss                                           $(955)             $(4,659)
  Adjustments
    (Increase) in receivables                       (2,163)              (2,702)
    (Decrease) in payables                          (4,000)              (7,536)
                                                  --------             --------
      Cash used by operations                       (7,118)             (14,897)

  Cash flows from investing

  Cash flows from financing
    Cash from sale of stock                              0
                                                  --------             --------
   Net change in cash                               (7,118)             (14,897)

  Cash beginning of period                              80               16,766
                                                  --------             --------

  Cash ending of period                            $(7,038)             $ 1,869
                                                   =======              =======


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

         Income Taxes
         ------------

         The Company has had no income for the last several years, and has no tax expense or liability to accrue. The Company has a Net Operating Loss Carryforward in the amount of $ 3,364,524 available to offset future taxes.

         SEC Reg . 228.310 - Footnote disclosures
         ----------------------------------------

         The Company has adjusted the financial statements so that they are not misleading and all adjustments that need to be made have been made.

Note 3 - Related Party Transactions

         The Company has a receivable from its President in the amount of $ 4,118. It is anticipated that this will be repaid in full, hence no allowance for doubtful accounts has been charged.

Note 4 - Capital Stock

         The Company has had no changes in outstanding stock for the quarter ending July 31, 2001. The number of shares outstanding of common stock is 5,415,600. No dividends have been declared, hence no dividends per share to report.

                            Prevention Insurance.COM
                    Notes to Financial Statements (continued)
                                  July 31, 2001


Note  5 -  Significant Equity Investees

         Forty five percent (45%) of the equity of the Company is owned by a single investee. Related sales and loss from continuing operations associated with the investee follows:

                                Quarter ended 7/31/01     Significant Investee

         Sales                     $   0                        $   0
         Net loss                   (955)                        (430)