Form 10QSB/A
period 2001-10-31
PREVENTION INSURANCE COM
filed 2002-03-26
CIK 1134982

UNITED STATES OMB
                   SECURITIES AND EXCHANGE COMMISSION APPROVAL
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-Q


                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED: October 31, 2001

                               ------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        FOR THE TRANSITION PERIOD FROM to

                               ------------------

                        Commission file number: 000-32389

                               ------------------

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
                                           Name: Scott Goldsmith
                                           Title: President

                                LUDLOW & HARRISON
                                A CPA CORPORATION


                         Independent Accountant's Report
                         -------------------------------


We have reviewed the accompanying balance sheet of Prevention Insurance.Com as of October 31, 2001 and the related statements of income, changes in stockholders' equity, and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the company's management.

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

Ludlow & Harrison
A CPA Corporation

San Diego  California

December 12, 2001

Prevention Insurance.COM
Balance Sheet

                                        10/31/2001            10/31/2000
                                        ----------            ----------
ASSETS

  Current Assets
    Cash                                $     1,555           $       102
    Accounts Receivable                       5,427
                                        -----------           -----------
      Total Current Assets                    6,982                   102
                                        -----------           -----------

  Other Assets
    Due from Quick Pay                        5,300
    Due from Officer                          9,084                 2,702
                                        -----------           -----------
      Total Other Assets                     14,384                 2,702
                                        -----------           -----------

  Total Assets                          $    21,366           $     2,804
                                        ===========           ===========


LIABILITIES & EQUITY
  Current Liabilities
    Accounts Payable                    $    10,458           $     5,809
                                        -----------           -----------

  Equity
    Common Stock                             59,442                44,811
    Treasury Stock                          (52,954)              (52,954)
    Additional Paid in Capital            3,395,997             3,361,616
    Accumulated Deficit                  (3,391,577)           (3,356,478)
                                        -----------           -----------
      Total Equity                           10,908                (3,005)
                                        -----------           -----------

  Total Liabilities & Equity            $    21,366           $     2,804
                                        ===========           ===========


See accountants' review report.

Prevention Insurance.COM
Income Statement

                              3 months    year to date  3 months   year to date
                              #########    10/31/2001   ########   10/31/2000
                              --------------------------------------------------

  Income                         $1,301        $1,301
                              --------------------------------------------------

  Expenses
    Legal                                         375        271            542
    Professional                  1,550         1,829        954          1,908
    Bank charges                    201           228         15             30
    Credit card expenses         11,341        11,341
    Outside services              3,250         3,250
    Licenses                      5,639         5,639        847          1,694
    Advertising                     600           600      1,250          2,500
    Accounting                    1,975         1,975        724          1,448
    Auto                          2,083         2,083
    Postage                         375           375        593          1,186
    Office                           35            35
    Repairs                         309           309
    Telephone                       846           846
    Commissions                     150           424
                              --------------------------------------------------
      Total Expenses             28,354        29,309      4,654          9,308
                              --------------------------------------------------
  Net Loss                     $(27,053)     $(28,008)   $(4,654)       $(9,308)
                              ==================================================

Earnings per share             $(0.0046)     $(0.0047)  $(0.0010)      $(0.0021)


See accountants' review report.

Prevention Insurance.COM
Statement of Changes in Stockholders' Equity


                                                                Additional    Retained       Total
                              Common Stock            Treasury   Paid-in      Earnings    Stockholders'
                              # of Shares  Par Value    Stock     Capital     (Deficit)      Equity
                              -------------------------------------------------------------------------
Balance, April 30, 2000        4,481,151    $44,811  $(52,954)   3,361,616   $(3,347,165)     $6,308
Shares issued                                                                                      0
Net loss qtr ended 7/31/00                                                        (4,659)     (4,659)
                              -------------------------------------------------------------------------
Balance, July 31, 2000         4,481,151     44,811   (52,954)   3,361,616    (3,351,824)      1,649
Shares issued                                                                                      0
Net loss qtr ended 10/31/00                                                       (4,654)     (4,654)
                              -------------------------------------------------------------------------
Balance,  October 31, 2000     4,481,151    $44,811  $(52,954)   3,361,616   $(3,356,478)    $(3,005)
                              =========================================================================

Balance, April 30, 2001        4,762,151    $47,621  $(52,954)   3,361,906   $(3,363,569)    $(6,996)
Shares issued                    653,500      6,535                  2,377                     8,912
Net loss qtr ended 7/31/01                                                          (955)       (955)
                              -------------------------------------------------------------------------
Balance, July 31, 2001         5,415,651     54,156   (52,954)   3,364,283    (3,364,524)        961
Shares issued                    528,571      5,286                 31,714                    37,000
Net loss qtr ended 10/31/01                                                      (27,053)    (27,053)
                              -------------------------------------------------------------------------

Balance,  October 31, 2001     5,944,171    $59,442  $(52,954)   3,395,997   $(3,391,577)    $10,908
                              =========================================================================


See accountants' review report.

Prevention Insurance.COM
Statement of Cash Flows

                               3 months    year to date  3 months   year to date
                               #########     10/31/2001  ########    10/31/2000
                               -------------------------------------------------
Cash flows from Operations

  Net loss                     $(27,053)     $(28,008)   $(4,654)       $(9,313)
  Adjustments
    (Increase) in receivables   (10,266)      (12,429)                   (2,702)
    (Decrease) in payables                     (4,000)      2,887        (4,649)
                               -------------------------------------------------
      Cash used by operations   (37,319)      (44,437)    (1,767)       (16,664)

  Cash flows from investing

  Cash flows from financing
    Cash from sale of stock       37,000        45,912
                               -------------------------------------------------

   Net change in cash              (319)         1,475    (1,767)       (16,664)

  Cash beginning of period         1,874            80      1,869         16,766
                               -------------------------------------------------

  Cash ending of period           $1,555        $1,555       $102           $102
                               =================================================


See accountants' review report.

                            Prevention Insurance.COM
                          Notes to Financial Statements
                                October 31, 2001


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

         Income Taxes
         ------------

         The Company has had no income for the last several years, and has no tax expense or liability to accrue. The Company has a Net Operating Loss Carryforward in the amount of $ 3,391,577 available to offset future taxes.

         SEC Reg 228.310 - Footnote disclosures
         --------------------------------------

         The Company has adjusted the financial statements so that they are not misleading and all adjustments that need to be made have been made.

Note 3 - Related Party Transactions

         The Company has a receivable from its President in the amount of $ 14,384. It is anticipated that this will be repaid in full, hence no allowance for doubtful accounts has been charged.

Note 4 - Capital Stock

         The Company has had no changes in outstanding stock for the quarter ending October 31, 2001. The number of shares outstanding of common stock is 9,115,600. No dividends have been declared, hence no dividends per share to report.

                            Prevention Insurance.COM
                    Notes to Financial Statements (continued)
                                October 31, 2001


Note 5 -  Significant Equity Investees

         Forty five percent (45%) of the equity of the Company is owned by a single investee. Related sales and loss from continuing operations associated with the investee follows:

                       Quarter ending      Year to date   Investee    Investee
                       October 31, '01       10/31/01      Quarter  Year to date

         Sales             $ 1,301          $ 1,301         $ 585       $ 585

         Net loss          (27,053)         (28,008)      (12,174)    (12,604)