Form 10KSB/A
period 2001-04-30
PREVENTION INSURANCE COM
filed 2002-03-28
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                 AMENDMENT NO. 5



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

San Diego, California



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
                                                                                               ===========          ===========


                                      F-3

                            PREVENTION INSURANCE.COM
                               STATEMENT OF INCOME
                        AND CHANGES IN RETAINED EARNINGS
                          FOR THE YEARS ENDED APRIL 30,





                                                       2001             2000
                                                   -----------      -----------
           SALES                                                    $        49

           COST OF SALES
                                                                    -----------
           GROSS PROFIT                                                      49

           OPERATING EXPENSES                           16,404           17,781
                                                   -----------      -----------

           NET LOSS                                    (16,404)         (17,732)

           BEGINNING RETAINED EARNINGS (DEFICIT)    (3,347,165)      (3,329,433)
                                                   -----------      -----------

           ENDING RETAINED EARNINGS (DEFICIT)      $(3,363,569)     $(3,347,165)
                                                   ===========      ===========
           EARNINGS PER SHARE                      $      .003      $      .004



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

PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING APRIL 30.













                                                                                    ADDITIONAL       RETAINED             TOTAL
                                              COMMON STOCK           TREASURY        PAID-IN         EARNINGS         STOCKHOLDERS'
                                       # OF SHARES     PAR VALUE      STOCK          CAPITAL        (DEFICIT)             EQUITY
                                    -----------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1999                   3,806,151      $38,061     $(52,954)       $3,348,366     $(3,329,433)            $4,040

SHARES ISSUED                               675,000        6,750                         13,250                             20,000

NET LOSS, YEAR ENDED 4/30/00                                                                            (17,732)          (17,732)
                                    -----------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2000                   4,481,151       44,811      (52,954)        3,361,616      (3,347,165)             6,308

SHARES ISSUED                               281,000        2,810                            290                              3,100

NET LOSS, YEAR ENDED 4/30/01                                                                            (16,404)          (16,404)
                                    -----------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2001                   4,762,151      $47,621     ($52,954)       $3,361,906     $(3,363,569)         $ (6,996)
                                    ===============================================================================================



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
