Form 10KSB
period 2002-04-30
PREVENTION INSURANCE COM
filed 2002-07-31
CIK 1134982

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

                    For the fiscal year ended April 30, 2002
                                              --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from                to
                                        --------------    --------------

                     Commission File Number
                                            --------------

                            PREVENTION INSURANCE.COM
                     -------------------------------------

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              NEVADA                                    88-0126444
  --------------------------------         -----------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


2770 SOUTH MARYLAND PARKWAY  SUITE 416
          LAS VEGAS, NEVADA                                89109
---------------------------------------      -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


ISSUER'S TELEPHONE NUMBER (702) 732-2758)
                          ------------------------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

  -----------------------------        -----------------------------------------

  -----------------------------        -----------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT;

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Prevention Insurance .cm was incorporated in Nevada in 1975 under the name Vita Plus, Inc. Later we changed our name to Vita Plus Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

         HISTORICAL OPERATIONS. In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12 (g) of the Securities Exchange Act of 1934 (the "Act"). Until 1989 the stock was quoted on the National Association of Securities Dealers Automated Quotation System. ("NASDAQ"). However, 9n 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000 and we were no longer required to file reports with the Securities and exchange Commission. Our stock was then no longer quoted on NASDAQ. From approximately that time to the present, there has been no meaningful trading in our common stock.

         From inception until early 1999, our principal business engagement had been the sale and distribution of its own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods: we employed a force of salespersons at our headquarters in Las Vegas, Nevada. amd compensated them on a commission basis: we also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we also manufactured some of our products. However, after a period of approximately eight years we stopped the manufacturing activity because it did not prove to be profitable. In 1981 we were licensed in Nevada as an agent for health and life insurance. Historically since 1991 we have not derived any significant income from sales of insurance policies.

         During the mid 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures, that, is by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutirtional supplements: Nutra-Prevention Formula(TM) and Nutra Protection(TM). Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joing-venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

         Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the4 distribution of formulations of individual vitamins and dietary supplements. However, we did retain our accounts receivable, our insurance agency license, our newly developed Prevention Insurance webside and the ownership rights in the trademarks for Nutra-Prevention Formula(TM) and Nutra-Protection(TM).

         Except for the collection of accounts receivable for sales made before March 15, 1999, we have had no business activities until this physical year due to ATM sales. From that time to the present, all our activities have been devoted to the planning and development of our new insurance business. Presently our only employees are the President, who is a full-time employee, and the Secretary-Treasurer and one additional employee, both of whom serve part-time. We now lease office facilities, approximately 1500 square feet, at 2770 S. Maryland Parkway, Suite 416, Las Vegas, Nevada 89109. Our telephone number is
(702) 732-2758.

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

         PROPOSED NEW BUSINESS ACTIVITIES. We believe that an effective method of implementing the concept of prevention insurance is through the acquisition of existing, independent insurance agencies and their business represented by books of insurance in force from which income is realized each year. We think this method will provide the necessary entry into the insurance business for the sale of insurance products incorporating the prevention features utilizing our specially formulated preparations and at the same time provide us with a stable and predictable source of revenues.

         Administration of insurance policies in force is a source of continuing revenues to insurance agents and agencies that sell various forms of insurance policies. While agents customarily receive initial commissions upon the sale of an insurance policy, they also receive lesser amounts of commissions, called renewal commissions, during each of the years the policy remains in effect. The size of amount of the renewal commissions mah vary from insurance company to insurance company and according to the type of policy sold, e.g., whole life, term life, long-term care, accident, personal liability, health, etc.

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

         The acquisition and administration of books of existing business from insurance agents would provide us with a source of revenues that would be reasonably predictable (based on such factors as the kinds of policies, the langth of time they have been in effect, the persistency of the business and the collection experience), if we would make arrangements for effective continuing administration. We think this could be done at reasonable cost, either by making arrangements for the administration with another existing agency that is administering similar business, or directly by employing personnel already experienced in those administrative activities. If we were to engage directly in these activities, we could be required to obtain licenses in states other than Nevada and hire employees who are licensed in Nevada and other states.

         At the present time we do not have adequate resources to purchase for cash any books of insurance business that might be available. We intend to use exemptions from the registration provisions of the Securities Act of 1933, as amended, including those provided in Regulation D adopted thereunder, to raise cash to be used in such acquisitions and to offer shares of our common stock, or other securities, in exchange for such books of business. In this connection, we expect that in the case of any acquisitions of existing books, the purchase price, either in cash, securities or a combination thereof, will be negotiated based upon the mix of policies constituting the books and the history of their administration, among other things/

         If we are successful in purchasing agencies and their books, in some instances we may be able to make arrangements with another existing agency to administer one or more books for a percentage of the renewal commissions earned in respect of the policies constituting the books. In any such event, we would have obtained an income source without the need to incur corresponding operational costs or overhead expenses.

         If we are successful in acquiring a sufficient number of agencies and their books of business, we could be in a position to negotiate with the insurance companies that are the issuers of the policies to increase the amounts of renewal commissions on the policies. The success of any such negotiations will depend in part upon the identity of the insurance company that; is the policy issuer, the kinds of policies and the amount of business in the books.

         We also intend to offer additional insurance products to the owners of policies constituting the books that are acquired and to prospective new clients. We would offer those products by traditional means directly as agent, or through agencies administering books for us, and also by telephone using an 800 number, and through an Internet web page that we intend to establish. Finally, we expect that through the acquisition of books of existing business we will be able to make contacts with potential purchasers of specialty insurance products that we could market in combination with our nutritional products, Nutra-Prevention Formula(TM) and Nutra-Protection(TM).

ITEM 2. DESCRIPTION OF PROPERTY.

At the present time we do not own any real property and have only an insignificant amount of furniture and equipment. We lease our office space, which we consider to be adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we a party.

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

         There are no outstanding warrants or options to purchase our common stock or any security convertible into shares of the class.

         (B) HOLDERS OF THE COMPANY'S SECURITIES. At December 31, 2001, there were 443 holders of record of shares of the common stock.

         (C) DIVIDENDS. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

A.  PLAN OF OPERATIONS FOR THE COMING YEAR.

Our primary focus is in the coming year will be to acquire as many insurance agencies as possible. Our goal is 40 agencies enrolled by the end of our fiscal year on April 30, 2003. We project this number by anticipating that three salesmen will add two agencies each per week. Member agencies will be required to contribute an average of $375 in fees per month, or a total of $72,000 per month, or $864,000 in annual membership fees.

Our cash requirements for sales costs are estimated to be approximately 20% of revenues, or $172,000 if we are able to attain annual membership fees of $864,000.

Our cash needs will be covered by agency fees, however, we still intend to raise working capital. Our goal will be to raise between $500,000 and $2,000,000 for purposes of having sufficient working capital on hand to cover any expansion plans, to have one year's total operating expenses on hand and for any acquisitions that may present themselves and require cash as well as stock.

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

B.  DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our present financial condition is under-capitalized. We have elected not to accept additional contracts or revenue from member agencies until we are again certain that we would be able to list the common stock and have it trade purlicly as represented. We have a current backlog of membership contracts and have been able to have $12,192 in accounts payable.

Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets throughout the United States. We have also received a small amount of seed capital from existing shareholders. We intend to attempt to raise between $500,000 and $2,500,000 through an offering under Regulation D after we have acquired at least 100 member agencies.

ITEM 7.  FINANCIAL STATEMENTS.

The Board of Directors
Prevention Insurance.Com
Las Vegas, Nevada

We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2002 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2002 and the results of its operations and changes in its stockholders' (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United states of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note1., the financial condition of the Company raises substantial doubt about its ability to remain as a gong concern. Management's plan regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

/s/   Beadle, McBride &  Reeves, LLP

Las Vegas, Nevada
July 29, 2002

PREVENTION INSURANCE.COM
BALANCE SHEETS

APRIL 30,


ASSETS                                                                                       2002           2001
----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                  $           544  $         80
  Accounts receivable                                                                                 -         7,382
                                                                                        ------------------------------
              TOTAL CURRENT ASSETS                                                                  544         7,462
                                                                                        ------------------------------
                                                                                        $           544  $      7,462
                                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
----------------------------------------------------------------------------------------------------------------------
Current liabilities
  Accounts payable                                                                      $        14,579  $     14,458
                                                                                        ------------------------------
              TOTAL CURRENT LIABILITIES                                                          14,579        14,458

Stockholders' deficit:
  Preferred stock, par value $ .01, 2,000,000 shares authorized,
     no shares issued or outstanding                                                                  -             -
  Common stock, $ .01 par value, 20,000,000 shares authorized,
     issued (6,407,901 in 2002 and 4,762,151 in 2001)                                            64,080        47,621
  Additional paid in capital                                                                  3,417,448     3,361,906
  Accumulated deficit                                                                        (3,442,609)   (3,363,569)
                                                                                        ------------------------------
                                                                                                 38,919        45,958
  Less Treasury stock, at cost                                                                  (52,954)      (52,954)
                                                                                        ------------------------------
                                                                                                (14,035)       (6,996)
                                                                                        ------------------------------
                                                                                        $           544  $      7,462
                                                                                        ==============================


SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

YEARS ENDED APRIL 30,

                                                     2002        2001
--------------------------------------------------------------------------


Commission income                                  $   48,294    $      -

General and administrative                            127,132      16,404
                                                 -------------------------
              (Loss) from operations                  (78,838)    (16,404)

               Interest expense
                                                         (201)          -
                                                 -------------------------
              (Loss) before income taxes              (79,039)    (16,404)

               Income taxes                                 -           -
                                                 -------------------------
                          Net (loss)               $  (79,039)   $(16,404)
                                                 =========================


(Loss) per share                                   $     0.01    $   0.00
                                                 =========================


SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                    PREFERRED STOCK          COMMON STOCK   ADDITIONAL
                                -----------------------------------------    PAID IN     ACCUMULATED     TREASURY
                                  NUMBER  PAR VALUE   NUMBER    PAR VALUE    CAPITAL       DEFICIT        STOCK         TOTAL
                                -----------------------------------------------------------------------------------------------
Balance April 30, 2000               -    $   -      4,481,151   $ 44,811   $3,361,616   $(3,347,165)   $(52,954)    $   6,308

Shares issued for cash               -        -        281,000      2,810          290             -           -         3,100

Net (loss) for the year ended
  April 30, 2001                     -        -              -          -            -       (16,404)          -       (16,404)
                                -----------------------------------------------------------------------------------------------
       Balance April 30, 2001        -        -      4,762,151     47,621    3,361,906    (3,363,569)    (52,954)       (6,996)

Shares Issued for Cash               -        -      1,645,750     16,458       55,542             -           -        72,000

Net (Loss) for the Year Ended

  April 30, 2002                     -        -              -          -            -       (79,039)          -       (79,039)
                                -----------------------------------------------------------------------------------------------
       Balance April 30, 2002        -    $   -      6,407,901   $ 64,079   $3,417,448   $(3,442,608)   $(52,954)    $ (14,035)
                                ===============================================================================================



SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

YEARS ENDED APRIL 30,

                                                                                            2002        2001
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Cash received from customers                                                          $    48,294    $      -
  Cash paid to employees and vendors                                                       (119,772)    (19,786)
  Interest paid                                                                                 (58)          -
                                                                                        -------------------------
              NET CASH (USED BY) OPERATING ACTIVITIES                                       (71,536)    (19,786)

Cash Flows from Financing Activities
  Stock issued for cash                                                                      72,000       3,100
                                                                                        -------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      72,000       3,100

Increase (decrease) in cash                                                                     464     (16,686)

              Cash at beginning of year                                                          80      16,766
                                                                                        -------------------------
              Cash at end of year                                                       $       544    $     80
                                                                                        =========================

The following is a reconciliation of net (loss) to net cash (used by) operating activities

Net (loss)                                                                              $   (79,039)   $(16,404)
Items affecting cash flows:
(Increase) decrease in accounts receivable                                                    7,382      (7,382)
 Increase in accounts payable                                                                   121       4,000
                                                                                        -------------------------
              Net cash (used by) operating activities                                   $   (71,536)   $(19,786)
                                                                                        =========================


SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These accounting principles conform to accounting principles generally accepted in the United States of America and have been consistently applied.

NATURE OF BUSINESS

Prevention Insurance.Com (the Company) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. The Company is attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, the co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. To date, the Company has not been successful in its efforts. To defray expenses during the year ended April 30, 2002, the Company received commissions as a dealer representative for the sale of ATM machines.

GOING CONCERN ISSUES

As discussed above, the Company's financial statements are prepared using accounting principles generally accepted in the United states of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no continuing source of revenues and its ability to remain a going concern is subject to its ability to raise capital either equity or debt and/or its successful development of its planned primary business activity. Management is seeking a merger partner with successful operations as a long term solution to its lack of resources. To date management has demonstrated the ability to raise sufficient capital to continue its limited operations.

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES

Revenues

Commissions from the sale of ATM machines are reported at the time the sale is completed.

Comprehensive (loss)

There is no difference between comprehensive (loss) and net (loss) for the years ended April 30, 2002 and 2001.

NOTE 2. STOCK ISSUANCES

During the year ended April 30, 2002, the Company issued 1,645,750 shares of stock for cash of $72,000 (an average of approximately $0.04 per share). During the year ended April 30, 2001, the Company issued 281,000 shares for cash of $3,100 (an average of approximately $0.01 per share).

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3. RELATED PARTY TRANSACTIONS AND ACCOUNTS RECEIVABLE

During the year ended April 30, 2001, the Company advanced its President who is also a stockholder a net of $7,382. During the year ended April 30, 2002 this receivable together with additional advances of $54,000 were charged to operations as compensation.

NOTE 4.  INCOME TAXES

The Company has a net operating loss carryover of approximately $3,300,000 available to offset future taxable income, if any. The loss carryover expires through 2022.

NOTE 5.  LOSS PER SHARE

Loss per share is calculated based on the weighted average number of shares outstanding during the year. (5,585,026 shares for the year ended April 30, 2002 and 4,621,651 shares for the year ended April 30, 2001)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Change in accounting firm due to location, no disagreement, from Ludlow & Harrison to Beadle, McBride & Reeves, LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning our officers and directors.

         NAME                     AGE          POSITION
         ----                     ---          --------

         SCOTT C. GOLDSMITH       52           PRESIDENT, CHAIRMAN OF THE BOARD

         RICHARD W. PETERSON      68           DIRECTOR

         GEORGE T. NASSER         58           DIRECTOR

         ALEENE GOLDSMITH         74           SECRETARY,  DIRECTOR

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

         RICHARD W. PETERSON is engaged in the private practice of counseling psychology with professionals and executives and consulting with law firms on banking matters and small businesses on management and marketing matters. He is also a faculty member at the University of Phoenix at its San Diego, California, campus and its OnLine Campus in San Francisco, California. Mr. Peterson was the Chief Executive Officer and Vice Chairman of the Board of Directors of the Continental Bank, Las Vegas, Nevada, from 1982 until 1987, when he retired to pursue his doctoral studies. He has served on ad hoc business development committees for the governors of Arizona and Nevada, and has written a book and several articles on the psychological effect of combat on soldiers and prisoners of war.

         GEORGE T. NASSER is acting as a health insurance consultant to various companies in the insurance industry. For a number of years he served as Vice President of Marketing for Standard Life of Indiana in charge of Sales and Product Development and as Vice President of Bankers Life. H:e previously held the position of Senior Vice President for Marketing of Golden Rule Insurance for Fifteen years.. In those capacities, his responsibilities included developing health insurance products and directing national sales forces.

         ALEENE GOLDSMITH has been our Secretary since 1991 and has served as a director since that time. Ms. Goldsmith is the stepmother of Scott Goldsmith.

         The members of the Audit Committee of the Board of Directors are Messers. Goldsmith, Peterson and Nasser. The Members of the Nominating Committee are Mr. Goldsmith, Ms. Goldsmith and Mr. Nasser.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the annual compensation paid to our executive officers during our last three fiscal years. We have not paid or awarded any long-term compensation to any person during the past three years, and we have no long-term incentive plans.

NAME AND PRINCIPAL                                               OTHER ANNUAL
POSITION                   YEAR              SALARY     BONUS    COMPENSATION
--------                   ----              ------     -----    ------------

SCOTT C. GOLDSMITH         2002             $61,382       0            0
President & CEO)           2001             $ 6,340       0            0
                           2000                   0       0            0

ALEENE GOLDSMITH           2002                   0       0            0
Secretary                  2001                   0       0            0
                           2000                   0       0            0


         We have formulated no plans as to the amounts of future cash compensation. We intend to use the services of agents whose books of business are acquired. Any additional personnel required would have salaries negotiated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAAGEMENT.

         The following table sets forth certain information as of April 30, 2002, concerning the beneficial ownership of our common stock by each of our executive officers and directors, all directors and officers as a group, and each person who owns 5% or more of our outstanding common stock. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated

         NAME                       SHARES BENEFICIALLY OWNED  % OF OUTSTANDING
         ----                       -------------------------  ----------------

         SCOTT C. GOLDSMITH               1,867,940                   29.1

         ALEENE GOLDSMITH                   100,059                    .15

         RICHARD PETERSON                    57,000                   .008

         GEORGE NASSER                       45,000                   .007

         All officers and Directors
         as a group (4 persons)           2,069,999                   32.3

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 30, 1999 we issued to Mr. Goldsmith 200,000 shares of our common stock in consideration of the cancellation of a note payable to Mr. Goldsmith in the amount of $66,690. During the past two fiscal years, no other of our offices of directors or beneficial owner of 5% or more of our common stock, or any member of their immediate families, has had any transaction with us where the amount involved was $60,000 or more.

         By virtue of his ownership of 29.1% of our outstanding common stock, Scott C. Goldsmith may be deemed to be a parent.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Included with this report.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PREVENTION INSURANCE.COM

DATE: July 30, 2002                 BY: /s/ Scott C. Goldsmith
     --------------                    -----------------------------
                                       SCOTT C. GOLDSMITH, PRESIDENT