Form 10QSB
period 2002-07-31
PREVENTION INSURANCE COM
filed 2002-09-13
CIK 1134982

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended July 31, 2002

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

(a)      Not applicable.

(b)      Not applicable.

                             MANAGEMENT DISCUSSIONS
                       Period May 1, 2002 - April 30, 2003

We have made good progress in completing our marketing plan. We will utilize this plan to start acquiring agencies. We plan to finalize our first acquisitions in this and the next quarter then we will begin to assemble the sales force on a regional basis. We are going to capitalize the company's marketing efforts for two years through a mezzanine round of financing. We have started trading on the NASDAQ Bulletin Board. Our symbol is PVNC.

Management Discussion of Operations:

Prevention Insurance's primary focus will be to merger with or acquire or enroll as many insurance agencies as possible. Our goal is to merge or enroll a minimum 14 agencies by the end of our fiscal year which is April 30, 2003.

Prevention Insurance's cash needs will be covered by the service fees, however, we still intend to raise working capital of $5,000,000 for sufficient working capital on hand to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

Discussion of Financial Condition & Results of Operations:

Our condition is at present under capitalized as we had elected not to finalize mergers or membership contracts or receive fees for services from member agencies until we were publicly traded. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital ($27,000) from existing shareholders through stock sales. We will also be seeking out venture capital or strategic partners as possible sources of financing.

                                 BALANCE SHEET
                              AS OF APRIL 30, 2002


                                             APR 30, '02
                                            --------------
ASSETS
      CURRENT ASSETS
           CHECKING/SAVINGS
               BUSINESS BANK-QUICK PAY             254.25
               BUSINESS BANK                       289.32
                                            --------------
           TOTAL CHECKING/SAVINGS                  543.57
                                            --------------
      TOTAL CURRENT ASSETS                         543.57
                                            --------------
TOTAL ASSETS                                       543.57
                                            ==============
LIABILITIES & EQUITY
      LIABILITIES
           CURRENT LIABILITIES
               ACCOUNTS PAYABLE
                   ACCOUNTS PAYABLE             14,578.77
                                            --------------
               TOTAL ACCOUNTS PAYABLE           14,578.77
                                            --------------
           TOTAL CURRENT LIABILITIES            14,578.77
                                            --------------
      TOTAL LIABILITIES                         14,578.77

      EQUITY
           ADDITIONAL PAID IN CAPITAL        3,417,447.78
           COMMON STOCK                         64,079.46
           RETAINED EARNINGS                (3,363,569.45)
           TREASURY STOCK                      (52,954.10)
           NET INCOME                          (79,038.89)
                                            --------------
      TOTAL EQUITY                             (14,035.20)
                                            --------------
TOTAL LIABILITIES & EQUITY                         543.57
                                            ==============

                                  PROFIT & LOSS
                              MAY TROUGH JULY 2002
                                    UNAUDITED


                                                MAY - JUL '02
                                                --------------
      ORDINARY INCOME/EXPENSE
              INCOME
                  COMMISSION INCOME                 18,716.17
                                                --------------
              TOTAL INCOME                          18,716.17

              COST OF GOODS SOLD
                  COST OF GOODS SOLD                 4,285.64
                                                --------------
              TOTAL COGS                             4,285.64
                                                --------------

          GROSS PROFIT                              14,430.53

              EXPENSE
                  OFFICERS COMPENSATION             11,622.82
                  INTERNET EXPENSE                     114.06
                  CREDIT CARD EXPENSES               1,283.81
                  CREDIT CARD CHARGES                1,312.90
                  PRINTING                             128.16
                  OUTSIDE SERVICES                   8,478.15
                  LICENSINSG AND TAXES                 360.00
                  LEGAL FEES                           683.60
                  ACCOUNTING AND BKPNG SVCS            500.00
                  FINANCIAL SERVICES                   234.00
                  AUTOMOBILE EXPENSE                 4,532.70
                  ADVERTISING-CO-OP                    412.50
                  UTILITIES                            143.04
                  TAXES AND LICENSES                   170.86
                  RENT                               1,700.00
                  PROFESSIONAL SERVICES              5,856.00
                  POSTAGE                              365.67
                  OFFICE EXPENSE                       585.71
                  BANK CHARGES                         987.31
                  INSURANCE-GENERAL                    894.95
                  DUES AND SUBSCRIPTIONS                14.43
                  TELEPHONE                          1,554.10
                                                --------------
              TOTAL EXPENSE                         41,934.77
                                                --------------

      NET ORDINARY INCOME                          (27,504.24)

      OTHER INCOME/EXPENSE
          OTHER INCOME
              MISC INCOME-CLOSE A/P ACCT            14,578.77
                                                --------------
          TOTAL OTHER INCOME                        14,578.77
                                                --------------

      NET OTHER INCOME                              14,578.77
                                                --------------
NET INCOME                                         (12,925.47)
                                                ==============

                                 PROFIT & LOSS
                             MAY THROUGH JULY 2001
                                   UNAUDITED


                                              MAY - JUL
                                                 '01
                                             ------------
      ORDINARY INCOME/EXPENSE
              EXPENSE
                  CREDIT CARD EXPENSES          2,167.62
                  OUTSIDE SERVICES                 40.00
                  LICENSINSG AND TAXES            100.00
                  LEGAL FEES                      375.00
                  PROFESSIONAL SERVICES           279.00
                  BANK CHARGES                     26.82
                  COMMISSIONS-SALES               274.08
                                             ------------
              TOTAL EXPENSE                     3,262.52
                                             ------------

      NET ORDINARY INCOME                      (3,262.52)
                                             ------------

NET INCOME                                     (3,262.52)
                                             ============

                                 BALANCE SHEET
                              AS OF JULY 31, 2002
                                   UNAUDITED



                                            JUL 31, '02
                                           --------------
ASSETS
      CURRENT ASSETS
           CHECKING/SAVINGS
               BUSINESS BANK-QUICK PAY            643.82
               BUSINESS BANK                     (104.49)
                                           --------------
           TOTAL CHECKING/SAVINGS                 539.33
                                           --------------

      TOTAL CURRENT ASSETS                        539.33
                                           --------------

TOTAL ASSETS                                      539.33
                                           ==============
LIABILITIES & EQUITY
      EQUITY
           ADDITIONAL PAID IN CAPITAL       3,417,447.78
           COMMON STOCK                        91,579.46
           RETAINED EARNINGS               (3,442,608.34)
           TREASURY STOCK                     (52,954.10)
           NET INCOME                         (12,925.47)
                                           --------------
      TOTAL EQUITY                                539.33
                                           --------------

TOTAL LIABILITIES & EQUITY                        539.33
                                           ==============

                                  BALANCE SHEET
                               AS OF JULY 31, 2001
                                    UNAUDITED


                                               JUL 31, '01
                                              --------------
ASSETS
      CURRENT ASSETS
           CHECKING/SAVINGS
               BUSINESS BANK                        (433.46)
                                              --------------
           TOTAL CHECKING/SAVINGS                   (433.46)

           ACCOUNTS RECEIVABLE
               ACCOUNTS RECEIVABLE                 5,427.46
                                              --------------
           TOTAL ACCOUNTS RECEIVABLE               5,427.46

           OTHER CURRENT ASSETS
               INTERCO EXPENSES-QUICK PAY          1,750.00
                                              --------------
           TOTAL OTHER CURRENT ASSETS              1,750.00
                                              --------------
      TOTAL CURRENT ASSETS                         6,744.00

      OTHER ASSETS
           1900 OFFICER SALARY ADVANCE             2,368.17
                                              --------------
      TOTAL OTHER ASSETS                           2,368.17
                                              --------------
TOTAL ASSETS                                       9,112.17
                                              ==============
LIABILITIES & EQUITY
      LIABILITIES
           CURRENT LIABILITIES
               ACCOUNTS PAYABLE
                   ACCOUNTS PAYABLE               10,458.00
                                              --------------
               TOTAL ACCOUNTS PAYABLE             10,458.00
                                              --------------

           TOTAL CURRENT LIABILITIES              10,458.00
                                              --------------
      TOTAL LIABILITIES                           10,458.00

      EQUITY
           ADDITIONAL PAID IN CAPITAL          3,350,015.78
           COMMON STOCK                           64,511.46
           RETAINED EARNINGS                  (3,359,656.45)
           TREASURY STOCK                        (52,954.10)
           NET INCOME                             (3,262.52)
                                              --------------
      TOTAL EQUITY                                (1,345.83)
                                              --------------
TOTAL LIABILITIES & EQUITY                         9,112.17
                                              ==============

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
Quarter Ending July 31, 2002


Cash Flow from Operating Activity
     Gain from Operations                                 (12,925.00)

     Adjustment to Reconcile Net Gain to Cash
       decrease in current liabilities                    (14,579.00)
       Increase in Equity                                  27,500.00
     Net Adjustment to reconcile cash
     Net Change to Cash                                    12,921.00

     Net Change to Cash                                       (4.00)

Cash: Beginning of Year @ May 1, 2002                         544.00

     Add: Net change to Cash                                  (4.00)

Cash: End of Quarter @ July 31, 2002                          540.00

PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
Quarter Ending July 31, 2002





                                                                                                    TOTAL
                                COMMON STOCK              TREASURY   ADD'TL PAID IN    RETAINED  STOCKHOLDERS
                               # OF SHARES     PAR VALUE   STOCK        CAPITAL        EARNINGS     EQUITY

                               ---------------------------------------------------------------------------
BALANCE, April 30, 2002        $6,407,951       $64,079   $(52,954)   $3,417,448   $(3,442,608)   $(14,035)

SHARES ISSUED                  $2,750,000       $27,500                                           $      0

NET GAIN,QTR ENDED 7/31/2002                                                       $   (12,925)   $(12,925)
                               ---------------------------------------------------------------------------

BALANCE, July 31, 2002         $9,157,951       $91,579   $(52,954)   $3,417,448   $(3,455,533)   $    540

                                 SIGNATURE PAGE




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Prevention Insurance.com                             Date: September 9, 2002


/s/ Scott Goldsmith
---------------------------------------
Name:  Scott Goldsmith
Title: President