Form 10QSB
period 2002-10-31
PREVENTION INSURANCE COM
filed 2002-12-16
CIK 1134982

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended October 31, 2002

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

We have made good progress in completing our marketing plan. We will utilize this plan to start acquiring agencies. We are in the process of finalizing our first acquisition of a top insurance agency. Next quarter we will begin to assemble the sales force on a regional basis. We are going to capitalize the company's marketing efforts for two years through a mezzanine round of financing. We have started trading on the NASDAQ Bulletin Board. Our symbol is PVNC.

MANAGEMENT DISCUSSION OF OPERATIONS:

Prevention Insurance's primary focus will be to merger with top insurance agencies in various parts of the U.S. Our goal is to merge or enroll a minimum 12 agencies by the end of our fiscal year which is April 30, 2003.

Prevention Insurance's cash needs will be covered by the service fees, however, we still intend to raise working capital of $5,000,000 for sufficient working capital on hand to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital from existing shareholders through stock sales. We will also be seeking out venture capital or strategic partners as possible sources of financing.

PREVENTION INSURANCE.COM
SUMMARY BALANCE SHEET
OCTOBER 31,
UNAUDITED




                                                                      2002                        2001

ASSETS
      Current assets
          Cash                                                   $     2,058                  $     1,555
                                                                 ----------------------------------------

              Total current assets                                     2,058                        1,555

      Other assets                                                        --                       19,811
                                                                 ----------------------------------------

                                                                 $     2,058                  $    21,366
                                                                 ========================================

LIABILITIES & EQUITY
      Current liabilities
          Accounts payable                                       $    27,149                  $    10,458
                                                                 ----------------------------------------

              Total current liabilities                               27,149                       10,458

      Equity
          Common stock                                                77,858                       59,442
          Additional paid in capital                               3,451,069                    3,395,997
          Retained Earnings                                       (3,501,065)                  (3,391,577)
                                                                 ----------------------------------------
                                                                      27,863                       63,862
          Less:  cost of treasury stock                              (52,954)                     (52,954)
                                                                 ----------------------------------------
                                                                     (25,092)                      10,908
                                                                 ----------------------------------------

                                                                 $     2,058                  $    21,366
                                                                 ========================================


PREVENTION INSURANCE.COM
SUMMARY STATEMENTS OF OPERATIONS
UNAUDITED





                                                  Six months ended                       Three months ended
                                                     October 31,                             October 31,
                                            ---------------------------------------------------------------------
                                               2002                2001               2002                2001
                                            ---------------------------------------------------------------------

Commission income                           $  41,606           $   1,301           $  22,889           $   1,301


General and administrative expenses           100,062              29,309              68,420              28,354
                                            ---------------------------------------------------------------------

              Net (loss)                    $ (58,456)          $ (28,008)          $ (45,531)          $ (27,053)
                                            =====================================================================


Net (loss) per share                        $  (0.008)          $  (0.005)          $  (0.006)          $   0.005
                                            =====================================================================


PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
UNAUDITED




                                                                    Six months ended               Three months ended
                                                                       October 31,                     October 31,
                                                                 --------------------------------------------------------
                                                                    2002           2001            2002            2001
                                                                 --------------------------------------------------------

Cash applied to operating activities
      Net (loss)                                                 $(58,456)       $(28,008)       $(45,531)       $(27,053)
      Adjustments to reconcile net income to net cash
        provided by operations
            Decrease (increase) in accounts receivable                 --         (12,429)             --         (10,266)
            Increase (decrease) in accounts payable and            27,149              --          27,149              --
              accrued expenses                                    (14,579)         (4,000)             --              --
                                                                 --------------------------------------------------------
                 NET CASH PROVIDED BY OPERATIONS                  (45,886)        (44,437)        (18,382)        (37,319)


Cash provided by investing activities                                  --              --              --              --


Cash provided by financing activities
      Proceeds from issuance of common stock                       47,400          45,912          19,900          37,000
                                                                 --------------------------------------------------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES         47,400          45,912          19,900          37,000

Increase (decrease) in cash                                         1,514           1,475           1,518            (319)

Cash at beginning of period                                           544              80             540           1,874
                                                                 --------------------------------------------------------
Cash at October 31, 2002                                         $  2,058        $  1,555        $  2,058        $  1,555
                                                                 ========================================================







PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
SIX MONTHS ENDED OCTOBER 31, 2002
UNAUDITED


                                                                                                                          TOTAL
                                                 COMMON STOCK            TREASURY     ADD'TL PAID IN      RETAINED     STOCKHOLDERS
                                         # OF SHARES     PAR VALUE         STOCK          CAPITAL         EARNINGS        EQUITY
                                         ------------------------------------------------------------------------------------------


BALANCE, April 30, 2002                   6,407,951     $    64,079     $   (52,954)    $ 3,417,448     $(3,442,608)    $   (14,035)


SHARES ISSUED                               537,866           5,379                          22,121                          27,500

NET LOSS, THREE MONTHS ENDED
   JULY 31, 2002                                                                                            (12,925)        (12,925)
                                          -----------------------------------------------------------------------------------------

BALANCE, July 31, 2002                    6,945,817          69,458         (52,954)      3,439,569      (3,455,533)            540

SHARES ISSUED                               840,000           8,400                          11,500                          19,900


NET LOSS, THREE MONTHS ENDED
   OCTOBER 31, 2002                                                                                         (45,531)        (45,531)
                                          -----------------------------------------------------------------------------------------

BALANCE, October 31, 2002                 7,785,817     $    77,858     $   (52,954)    $ 3,451,069     $(3,501,064)    $   (25,091)
                                          =========================================================================================



                                 SIGNATURE PAGE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Prevention Insurance.com                             Date: December 13, 2002




/s/ Scott Goldsmith
-------------------------------------
Name:  Scott Goldsmith
Title: President