Form 10QSB
period 2002-01-31
PREVENTION INSURANCE COM
filed 2003-03-14
CIK 1134982

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended January 31, 2003

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

                            PREVENTION INSURANCE.COM
                             SUMMARY BALANCE SHEET
                                   JANUARY 31,
                                   UNAUDITED


                                                        2003           2002
                                                       ------         ------
ASSETS
     Current assets
        Cash                                             2,523            4,289
        Accounts receivable                                               5,427
                                                   ----------------------------

             Total current assets                        2,523            9,716

     Other assets                                           --           25,687
                                                   ----------------------------

                                                   $     2,523      $    35,403
                                                   ============================

LIABILITIES & EQUITY
     Current liabilities

        Accounts payable                           $    27,149      $    18,958
                                                   ----------------------------
            Total current liabilities                   27,149           18,958

     Equity
        Common stock                                    83,658           96,156
        Additional paid in capital                   3,451,769        3,364,283
        Retained Earnings                           (3,507,099)      (3,391,039)
                                                   ----------------------------
                                                        28,328           69,400
        Less:  cost of treasury stock                  (52,954)         (52,954)
                                                   ----------------------------
                                                       (24,626)          16,446
                                                   ----------------------------
                                                   $     2,523      $    35,404
                                                   ============================

                            PREVENTION INSURANCE.COM
                        SUMMARY STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                         Nine months ended        Three months ended
                                             January 31,              January 31,
                                      ------------------------------------------------
                                         2003         2002         2003        2002
                                      ------------------------------------------------

Commission income                     $  54,543    $  18,298    $  12,938    $  16,997

Cost of goods sold                        4,854           --           --           --
                                      ------------------------------------------------

              GROSS PROFIT               49,689       18,298       12,938       16,997

General and administrative expenses     114,180       45,769       18,973       16,460
                                      ------------------------------------------------

              Net (loss)              $ (64,491)   $ (27,471)   $  (6,035)   $     537
                                      ================================================

Net (loss) per share                  $   (0.01)   $   (0.01)   $   (0.01)   $   (0.01)
                                      ================================================


                            PREVENTION INSURANCE.COM
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                                               Nine months ended           Three months ended
                                                                                   January 31,                  January 31,
                                                                             --------------------------------------------------
                                                                               2003          2002          2003          2002
                                                                             --------------------------------------------------

Cash applied to operating activities
            Net (loss)                                                       $(64,491)     $(27,471)     $ (6,035)     $    537
            Adjustments to reconcile net income to net cash
              provided by operations
                      Decrease (increase) in accounts receivable                   --       (23,733)           --       (11,304)
                      Increase (decrease) in accounts payable and              12,570      4,500.00            --      8,500.00
                        accrued expenses                                                         --                          --
                                                                             --------------------------------------------------
                           NET CASH PROVIDED BY OPERATIONS                    (51,921)      (46,704)       (6,035)       (2,267)


Cash provided by investing activities                                              --            --            --            --

Cash provided by financing activities
            Proceeds from issuance of common stock                             53,900        50,912         6,500         5,000
                                                                             --------------------------------------------------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                               53,900        50,912         6,500         5,000


Increase (decrease) in cash                                                     1,979         4,208           465         2,733

Cash at beginning of period                                                       544            80         2,058         1,555
                                                                             --------------------------------------------------
Cash at January 31,                                                          $  2,523      $  4,288      $  2,523      $  4,288
                                                                             ==================================================


                            PREVENTION INSURANCE.COM
                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                       NINE MONTHS ENDED JANUARY 31, 2003
                                   UNAUDITED


                                                                                                                    TOTAL
                                           COMMON STOCK         ADD'TL PAID IN     RETAINED       TREASURY       STOCKHOLDERS
                                   # OF SHARES     PAR VALUE        CAPITAL        EARNINGS         STOCK           EQUITY
                                   ------------------------------------------------------------------------------------------

BALANCE, April 30, 2002             6,407,951     $    64,079     $ 3,417,448    $(3,442,608)    $   (52,954)    $   (14,035)


SHARES ISSUED                         537,866           5,379          22,121                                      27,499.66

NET LOSS, THREE MONTHS ENDED
   JULY 31, 2002                                                                     (12,925)                     (12,925.00)
                                   ------------------------------------------------------------------------------------------

BALANCE, July 31, 2002              6,945,817          69,458       3,439,569     (3,455,533)        (52,954)            540

SHARES ISSUED                         840,000           8,400          11,500     (3,455,533)                         19,900

NET LOSS, THREE MONTHS ENDED
   OCTOBER 31, 2002                                                                  (45,531)                        (45,531)
                                   ------------------------------------------------------------------------------------------

BALANCE, October 31, 2002           7,785,817     $    77,858     $ 3,451,069    $(3,501,064)        (52,954)    $   (25,091)


SHARES ISSUED                         580,000           5,800             700                                          6,500

NET LOSS, THREE MONTHS ENDED
   JANUARY 31, 2003                                                                   (6,035)                         (6,035)
                                   ------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2003           8,365,817          83,658       3,451,769     (3,507,099)        (52,954)        (24,626)
                                   ==========================================================================================


                             MANAGEMENT DISCUSSIONS
                   PERIOD NOVEMBER 1, 2002 - JANUARY 31, 2003

We have made good progress in completing our marketing plan. We will utilize this plan to acquire agencies. We plan to finalize our first acquisition in the next quarter then we will begin to assemble the sales force on a regional basis. We are going to capitalize the company's marketing effort for two years through a mezzanine round of financing. We are trading on the NASDAQ Bulletin Board. Our symbol is PVNC.

MANAGEMENT DISCUSSION OF OPERATIONS:

Prevention Insurance's primary focus will be to merger with or acquire or enroll as many insurance agencies as possible. Our goal is to merge or enroll a minimum 14 agencies by the end of our fiscal year of April 30, 2004.

Prevention Insurance's cash needs will be covered by the service fees, however, we still intend to raise working capital of $1,000,000 for sufficient working capital on hand to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital ($6,500.00) from existing shareholders through stock sales. We will also be seeking our venture capital or strategic partners as possible sources of financing.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 10, 2003              Prevention Insurance.com


                              By: /s/ Scott Goldsmith
                                  ------------------------
                                  Scott Goldsmith
                                  President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Form 10-Q of Prevention Insurance.com for the quarter ended January 31, 2003, I, Scott Goldsmith, President of Prevention Insurance.com, hereby certify pursuant to 18 U.S.C. ss1350 as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 to the best of my knowledge and believe that:

(1) Such form 10-Q for the quarter ended January 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2) The information contained is such Form 10-Q for the quarter ended January 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Prevention Insurance.com.


                                  Prevention Insurance.com


                              By: /s/ Scott Goldsmith
                                  ------------------------
                                  Scott Goldsmith
                                  President

                                SIGNATURE PAGE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Prevention Insurance.com                             Date:



By: /s/ Scott Goldsmith
    ---------------------
    Name: Scott Goldsmith
    Title: President