Form 10KSB
period 2003-04-30
PREVENTION INSURANCE COM
filed 2003-07-29
CIK 1134982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended April 30, 2003
                                              --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        --------------    --------------

                     Commission File Number
                                            --------------

                            PREVENTION INSURANCE.COM
                     -------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              NEVADA                                    88-0126444
  --------------------------------          ------------------------------------
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


2770 SOUTH MARYLAND PARKWAY  SUITE 416
          LAS VEGAS, NEVADA                                89109
---------------------------------------         ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


ISSUER'S TELEPHONE NUMBER (702) 732-2758)
                          -----------------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

  -----------------------------        ----------------------------------

  -----------------------------        ----------------------------------

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT;

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
-------------------------------------------------------------------------
                                (TITLE OF CLASS)

PART I

Item 1.  Description of Business

Prevention Insurance.com was incorporated in Nevada in 1975 under the name Vita Plus, Inc. Later we changed our name to Vita Plus Industries Inc. and in 1999 again changed it to Prevention Insurance.com.

         Historical Operations. In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12 (g) the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). However, in 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000 and we were no longer required to file reports with the Securities and Exchange Commission. Our stock was then no longer quoted on NASDAQ.

         From inception until early 1999, our principle business engagement had been the sale and distribution of its own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods: we employed a force of salespersons at our headquarters in Las Vegas, Nevada and compensated them on a commission basis: we also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we also manufactured some of our products. However, after a period of approximately eight years, we stopped the manufacturing activity because it did not prove to be profitable. In 1981 we were licensed in Nevada as an agent for health and life insurance. Historically since 1991 we have not derived any significant income from sales of insurance policies.

         During the mid 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures, that is by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra-Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

         Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our accounts receivable, our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for Nutra-Prevention and Nutra-Protection formulas.

         Except for the collection of accounts receivable for sales made before March 15, 1999, we have had no business activities until this fiscal year, primarily due to ATM sales. Our activities have mainly been devoted to the planning and development of new insurance business. Presently our only employees are the President, who is a full-time employee, and the Secretary-Treasurer and one additional employee, both of whom serve part-time. We now lease office facilities, approximately 1500 square feet, at 2770 S. Maryland Parkway, Suite 416, Las Vegas, NV 89109.

Our telephone number is (702) 732-2758.

         New Business. We have become aware that in many instances individual agents, or sometimes entire agencies, desire to sell their existing books of business. These desires may arise because an agent wishes to diversify his assets to increase his return on equity, or wishes to retire or enter some other business, or no longer wishes to be required to devote time to administrative duties, or the insurance company for which the agent sells (perhaps as a captive agent) changes the arrangements under which the agents operate, or for other reasons. In any of these events, it is often possible for a third person to purchase the agent's book of business, provided that the purchase can provide a satisfactory arrangement for the continuing administration of the book.

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

         We are acquiring agencies by using our stock as the main currency to affect a purchase. At the present time we do not have adequate resources to purchase for cash any books of insurance business that might be available. We intend to use exemptions from the registration provisions of the Securities Act of 1933, as amended, including those provided in Regulation D adopted there under, to raise cash to be used in such acquisitions and to offer shares of our common stock, or other securities, in exchange for such books of business. In this connection, we expect that in the case of any acquisitions of existing books, the purchase price, either in cash, securities or a combination thereof, will be negotiated based upon the mix of policies constituting the books and the history of their administration, among other things.

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

         We also intend to offer additional insurance products to the owners of policies constituting the books that are acquired and to prospective new clients. We would offer those products by traditional means directly as agent, or through agencies administering books for us, and also by telephone using an 800 number, and through an Internet web page that we intend to establish. Finally, we expert that through the acquisition of books of existing business we will be able to make contacts with potential purchasers of specialty insurance products that we could market in combination with our nutritional products, Nutra Prevention and Nutra-Protection.

Item 2. Description of Property.

At the present time we do not own any real property and have only an insignificant amount of furniture and equipment. We lease our office space, which we consider to be adequate for our present needs.

Item 3.  Legal Proceedings/

There are no pending legal proceedings to which are a party.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         (a) Market Information. During the past year, we have been trading on the NASDAQ BB. Any trading has been sporadic and there has been no meaningful trading volume.

          There are no outstanding warrants or options to purchase our common stock or any security convertible into shares of the class.

         (b) Holders of the Company's Securities. April 30, 2003, there were 455 holders of record of shares of the common stock. (c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Operations.

A. Plan of Operations for the Coming Year.

Our primary focus in the coming year will be to acquire one to two strategic partner companies. Our goal is to acquire 6 to 12 agencies by the end of our fiscal year on April 30, 2004.

Our cash needs will be covered by agency monthly fees and ATM sales, however, we still intend to raise working capital. Our goal will be to raise between 1 to 5 million dollars for purposes of having sufficient working capital on hand and for any expansion plans, to have one year's total operating expenses on hand and for any acquisitions that may present themselves and require cash as well as stock.

We expect research and development costs to be under $10,000 because we primarily will be searching for new products for members from among the over 3100 registered underwriters in the United States. Our approach will be to keep in touch with the major underwriters to determine what products they are introducing that would be of interests to members, attend conventions of the National Association of Underwriters and using the Internet as a research tool. We expect these costs to be modest, unless we begin to develop products ourselves for our members, which we do not expect to do in the next twelve months.

B. Discussion of Financial Condition and Results of Operations.

Our present financial condition is under-capitalized. Revenue to date has been provided by our equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets throughout the United States. We have also raised a small amount of seed capital from existing shareholders. We intend to attempt to raise between $1 to $5 million through an offering under Regulation D this coming year.

Item 7.  Financial Statements.
         See attached.

Item 8.  Changes in and disagreements With Accounts and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control persons: Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning our officers and directors.

         Name                      Age               Position
Scott C. Goldsmith                  54               President/CEO
Richard W. Peterson                 68               Director
George T. Nasser                    58               Director
Aleene Goldsmith                    78               Secretary/Director

Scott C. Goldsmith founded the company in 1975 and has been the President and Chairman of the Board since that time. In 1986 he completed a three-year course in Harvard University's OPM (Owner, President, Manager) Program. Mr. Goldsmith's business experience has been entirely in sales and administration for over twenty-five years. He has been a licensed insurance agent in Nevada since 1994. Following our sale of assets associated with our former business, Mr. Goldsmith was employed by the purchaser to operate the business conducted with those assets and was able to devote only part of his time to developing new business operations. He continued in that capacity until Sept. 18, 2000 when he began to devote full time to our new business operations. Richard W. Peterson is engaged in the private practice of counseling psychology with professionals and executives and consulting with law firms on banking matters and small businesses on management and marketing matters. He is also a faculty member at the University of Phoenix at its San Diego, California, campus and its Online Campus in San Francisco, California. Mr. Peterson was the Chief Executive Officer and Vice Chairman of the Board of Directors of the Continental Bank, Las Vegas, Nevada, from 1982 until 1987, when he retired to pursue his doctoral studies. He has served on ad hoc business development committees for the governors of Arizona and Nevada, and has written a book and several articles on the psychological effect of combat on soldiers and prisoners of war.

George T. Nasser is acting as a health insurance consultant to various companies in the insurance industry. For a number of years he served as Vice President of Marketing for Standard Life of Indiana in charge of Sales and Product Development and as Vice President for Golden Rule Insurance for fifteen years. In those capacities, his responsibilities included developing health insurance products and directing national sales forces.

Aleene Goldsmith has been our Secretary since 1991 and has served as a Director since that time. Ms. Goldsmith is the stepmother of Scott Goldsmith.

         The members of the Audit Committee of the Board of Directors are Goldsmith, Peterson and Nasser. The members of the Nominating Committee are Mr. Goldsmith, Ms. Goldsmith and Mr. Nasser.

Item 10.  Executive Compensation.

         The following table sets forth certain information concerning the annual compensation paid to our executive officers during our last three fiscal years. We have not paid or awarded any long-term compensation to any person during the past three years, and we have no long-term incentive plans.

Name & Principal                                     Other Annual
Position                   Year     Salary       Bonus     Compensation

Scott C. Goldsmith         2003     $68,305
President/CEO              2002     $61,382
                           2001     $ 6,340

Aleene Goldsmith           2003           0
Secretary/Director         2002           0
                           2001           0

         We have formulated no plans as to the amounts of future cash compensation. We intend to use the services of agents whose books of business are acquired. Any additional personnel required would have salaries negotiated.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 30, 2003, concerning the beneficial ownership of our common stock by each of our executive officers and directors, all directors and officers as a group, and each person who owns 5% or more of our outstanding common stock. Unless otherwise indicated, each person names has sole voting and investment power over the shares indicated.

Name                Shares Beneficially     % Outstanding
                          Owned
Scott C. Goldsmith     2,117,940                23.17%

Aleene Goldsmith         100,054                 1.09%

Richard Peterson          57,000                 0.01%

George Nasser             45,000                 0.01%

Item 12.  Certain Relationships and Related Transactions.

         On August 30, 1999 we issued to Mr. Goldsmith 250,000 shares of Restricted Common stock as part of his compensation for the year. During the past two fiscal years, no other of our officers or directors or beneficial owner of 5% or more of our common stock, or any member of their immediate families, has had any transaction with us where the amount involved was $60,000 or more.

         By virtue of his ownership of 23.17 of our outstanding common stock, Scott C. Goldsmith may be deemed to be a parent.

Item 13. Exhibits and Reports on Form 8-K
   Included with this report.

Signatures

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2003        Prevention Insurance.com



                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                 APRIL 30, 2003

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

         INDEPENDENT AUDITOR'S REPORT                                 F-1

--------------------------------------------------------------------------------

         FINANCIAL STATEMENTS
           BALANCE SHEETS                                             F-2
           STATEMENTS OF OPERATIONS                                   F-3
           STATEMENTS OF CHANGES  IN STOCKHOLDERS' (DEFICIT)          F-4
           STATEMENTS OF CASH FLOWS                                   F-5
           NOTES TO THE FINANCIAL STATEMENTS                       F-6 - F-7

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------




The Board of Directors
Prevention Insurance.Com
Las Vegas, Nevada

We have audited the accompanying balance sheets of Prevention Insurance.Com as of April 30, 2003 and 2002, and the related statements of operations, changes in stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1 to the financial statements, the Company currently does not have any continuing sources of revenue. These conditions raises substantial doubt about its ability to remain as a going concern. Management's plan regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
July 24, 2003

PREVENTION INSURANCE.COM
BALANCE SHEETS



APRIL 30,

ASSETS                                                                  2003          2002
----------------------------------------------------------------------------------------------
Current assets:

  Cash                                                             $        --    $       544
                                                                   --------------------------
                                       TOTAL CURRENT ASSETS                 --            544

                                                                   --------------------------
                                                                   $        --    $       544
                                                                   ==========================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
----------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                 $     7,187    $    14,579
  Advance from officer/shareholder                                      23,509             --
                                                                   --------------------------
                                       TOTAL CURRENT LIABILITIES        30,696         14,579



Stockholders' (deficit):
  Preferred stock, par value $ .01, 2,000,000 shares authorized,
     no shares issued or outstanding                                        --             --
  Common stock,  $ .01 par value, 100,000,000 shares authorized,
       issued (9,240,817 in 2003 and 6,407,901 in 2002)                 92,408         64,079
  Additional paid in capital                                         3,453,019      3,417,448
  Accumulated (deficit)                                             (3,523,169)    (3,442,608)
                                                                   --------------------------
                                                                        22,258         38,919
  Less: Treasury stock, at cost                                        (52,954)       (52,954)
                                                                   --------------------------
                                                                       (30,696)       (14,035)
                                                                   --------------------------
                                                                   $        --    $       544
                                                                   ==========================



SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30,

                                                          2003           2002
--------------------------------------------------------------------------------

Commission income                                      $  70,608      $  48,294


General and administrative                               149,221        127,132
                                                       ------------------------

              (Loss) from operations                     (78,613)       (78,838)

               Interest expense                           (1,948)          (201)
                                                       ------------------------

              (Loss) before income taxes                 (80,561)       (79,039)

               Income taxes                                   --             --
                                                       ------------------------

                         Net (loss)                    $ (80,561)     $ (79,039)
                                                       ========================

(Loss) per share                                       $   (0.01)     $   (0.01)
                                                       ========================


SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

FOR THE YEARS ENDED APRIL 30,



------------------------------------------------------------------------------------------------------------------------------------

                                Preferred Stock           Common Stock        Additional
                             -----------------------------------------------    paid in     Accumulated    Treasury
                              Number    Par value      Number      Par value    capital       deficit        stock        Total
                             -------------------------------------------------------------------------------------------------------

Balance May 1, 2001               --    $     --      4,762,151    $ 47,621   $ 3,361,906   $(3,363,569)   $ (52,954)   $  (6,996)

Shares issued for cash            --          --      1,645,750      16,458        55,542            --           --       72,000


Net (loss) for the year                                                                         (79,039)          --      (79,039)
                             -------------------------------------------------------------------------------------------------------
  Balance April 30, 2002          --          --      6,407,901      64,079     3,417,448    (3,442,608)     (52,954)     (14,035)



Shares issued for cash            --          --      2,832,916      28,329        35,571            --           --       63,900


Net (loss) for the year                                                                         (80,561)                  (80,561)
                             -------------------------------------------------------------------------------------------------------
  Balance April 30, 2003          --    $     --      9,240,817    $ 92,408   $ 3,453,019   $(3,523,169)   $ (52,954)   $ (30,696)
                             =======================================================================================================





SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30,

                                                            2003        2002
-------------------------------------------------------------------------------

Cash flows from operating activities:
  Cash received from customers                           $  70,608    $  48,294
  Cash paid to employees and vendors                      (133,104)    (119,772)
  Interest paid                                             (1,948)         (58)
                                                         ----------------------
           NET CASH (USED BY) OPERATING ACTIVITIES         (64,444)     (71,536)

Cash flows from investing activities:
                                                                --           --
                                                         ----------------------

Cash flows from financing activities:
  Stock issued for cash                                     63,900       72,000
                                                         ----------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         63,900       72,000



Increase (decrease) in cash                                   (544)         464

          Cash at beginning of year                            544           80
                                                         ----------------------

          Cash at end of year                            $      --    $     544
                                                         ======================

The following is a reconciliation of net (loss) to net cash (used by) operating activities

Net (loss)                                               $ (80,561)   $ (79,039)
Items affecting cash flows:
  Decrease in accounts receivable                               --        7,382
  Increase (decrease) in accounts payable                   (7,392)         121
  Increase in advances from officer/shareholder             23,509           --
                                                         ----------------------
          Net cash (used by) operating activities        $ (64,444)   $ (71,536)
                                                         ======================



SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

NATURE OF BUSINESS

Prevention Insurance.Com (the Company) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. The Company is attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, the co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. To date, the Company has not been successful in its efforts. To defray expenses during the year ended April 30, 2003, the Company received commissions as a dealer representative for the sale of ATM machines.

GOING CONCERN ISSUES

As discussed above, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no continuing source of revenues and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful development of its planned primary business activity. Management is seeking a merger partner with successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations.

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

SIGNIFICANT ACCOUNTING POLICIES

Revenues

Commissions from the sale of ATM machines are reported at the time the sales are completed.

Fair value of financial instruments

The carrying amounts of financial instruments including accounts payable and credit cards payable approximate their fair value due to their short maturity.

Comprehensive (loss)

There is no difference between comprehensive (loss) and net (loss) for the years ended April 30, 2003 and 2002.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2. STOCK ISSUANCES

During the year ended April 30, 2003, the Company issued 2,832,916 shares of stock for cash of $63,900 (an average of approximately $0.02 per share). During the year ended April 30, 2002, the Company issued 1,645,750 shares of stock for cash of $72,000 (an average of approximately $0.04 per share).

NOTE 3. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2003 and 2002, the Company advanced its President who is also a stockholder a net of $68,000 and $54,000 respectively. The advances were charged to operations as compensation.

NOTE 4.  INCOME TAXES

The Company has a net operating loss carryover of approximately $3,400,000 available to offset future taxable income, if any. The loss carryover expires through 2022.

NOTE 5.  LOSS PER SHARE

Loss per share is calculated based on the weighted average number of shares outstanding during the year. (7,824,359 shares for the year ended April 30, 2003 and 5,585,026 shares for the year ended April 30, 2002)