Form 10QSB
period 2003-07-31
PREVENTION INSURANCE COM
filed 2003-09-15
CIK 1134982

--------------------------------------------------------------------------------
SEC       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334 (6   CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
00)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                   UNITED STATES                                 OMB
         SECURITIES AND EXCHANGE COMMISSION                    APPROVAL
              WASHINGTON D.C. 20549                    OMB NUMBER: 3235-0416
                                                       EXPIRES: APRIL 30, 2005
                  FORM 10-QSB                          ESTIMATED AVERAGE BURDEN
                                                       HOURS PER RESPONSE: 32.00

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2003
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from 5/1/03 to 7/31/03
                                               ------    -------

                 Commission file number _______________________

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             NEVADA                                       88-0126444
-------------------------------               ---------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                2770 So. Maryland Pkwy. #416, Las Vegas, NV 89109
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                             MANAGEMENT DISCUSSIONS
                        PERIOD MAY 1, 2003-JULY 31, 2003

We have made good progress in completing our marketing plan. We will utilize this plan to acquire agencies. We plan to finalize our first significant acquisition in the next two quarters or by the first of the year. Our focus is on marketing companies that sell life insurance and annuities and top independent agencies.

MANAGEMENT DISCUSSION OF OPERATIONS:

Prevention Insurance's cash needs will be covered by our ATM Division and service fees from the agencies and marketing companies. We intend to raise working capital of $5 million dollars for acquisitions and to have sufficient working capital on hand to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division, Quick Pay Co., that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of seed capital ($7000.00) from existing shareholders through stock sales. We will also be seeking our venture capital or strategic partners as possible sources of financing.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance.com                                 Date: September 3, 2003

/s/ Scott Goldsmith
----------------------
Name:  Scott Goldsmith
Title: President

PREVENTION INSURANCE.COM
BALANCE SHEETS


UNAUDITED

                                                   JUL 31, 2003       April 30, 2003
                                                   ------------       --------------
ASSETS
      CURRENT ASSETS:
          CASH                                     $        --         $        --
            TOTAL CURRENT ASSETS                            --                  --
                                                   -----------         -----------
                                                   $        --         $        --
                                                   ===========         ===========

LIABILITIES & (DEFICIT)
      CURRENT LIABILITIES
          ACCOUNTS PAYABLE                         $     8,104         $     7,187
          ADVANCES FROM OFFICER/SHAREHOLDER             26,897              23,509
                                                   -----------         -----------
                                                        35,001              30,696

      EQUITY
          COMMON STOCK                                 101,658              92,408
          ADDITIONAL PAID IN CAPITAL                 3,451,769           3,453,019
          RETAINED EARNINGS                         (3,535,474)         (3,523,169)
                                                   -----------         -----------
                                                        17,953              22,258
          TREASURY STOCK                               (52,954)            (52,954)
                                                   -----------         -----------
                                                       (35,001)            (30,696)
                                                   -----------         -----------
                                                   $        --         $        --
                                                   ===========         ===========

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31,

UNAUDITED

                                              2003             2002
                                            --------         --------

INCOME
          COMMISSION INCOME                 $ 32,222         $ 18,716
                                            --------         --------
TOTAL INCOME                                  32,222           18,716

COSTS AND EXPENSES
          GENERAL AND ADMINISTRATIVE          44,527           31,641
                                            --------         --------

(LOSS) FROM OPERATIONS                       (12,305)         (12,925)

OTHER INCOME/EXPENSE                              --               --
                                            --------         --------

NET (LOSS)                                  $(12,305)        $(12,925)
                                            ========         ========

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JULY 31,


UNAUDITED

                                                               2003             2002
                                                             ---------        ---------
Cash Flow from Operating Activity
        Net (loss) from operations                           $(12,305)        $(12,925)
        Adjustment to reconcile net (loss) to Cash
              Increase (decrease) in accounts payable             917          (14,579)
              Increase (decrease) in advances from
                   officer/shareholder                           3388
                                                             --------         --------
              Cash Flow used in operating activities           (8,000)         (27,504)

Cash provided by sales of stock                                 8,000           27,500
                                                             --------         --------
        Cash flow provided by financing activities              8,000           27,500

Net increase (decrease) in cash                                    --               (4)

Cash at beginning of period                                        --              544
                                                             --------         --------

Cash at end of period                                        $     --         $    540
                                                             ========         ========