Form 10QSB
period 2003-10-31
PREVENTION INSURANCE COM
filed 2003-12-15
CIK 1134982

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

                  For the quarterly period ended October 31, 2003
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from 8/1/03 to 10/31/03
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                             MANAGEMENT DISCUSSIONS
                        QUARTER AUGUST 31 - OCTOBER 31, 2003
                            PREVENTION INSURANCE.COM

We have identified a couple of companies in the insurance sector that we would like to acquire. One is a national annuity marketing company making excellent profits. The other is a group of amalgamated insurance agencies that have been turned into a financial service center. We are seeking $6 to $10 million dollars from SBIC investment companies or venture capital firms to finance these acquisitions. We are in the process of searching out potential financial institutions that may want to finance these deals.

MANAGEMENT DISCUSSION OF OPERATIONS:

Quick Pay Company, our ATM division, continues to grow and pay most of the bills and overhead for Prevention Insurance and Quick Pay. Income increased to $62,000. A nice move forward.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

We remain under-capitalized and our top priority is to raise working capital for 2004 and to secure financing for our acquisitions. We received a small amount of seed capital ($11,000) through stock sales. We are seeking out strategic or venture partners as sources of additional capital.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance.com                                 Date: November 21, 2003


/s/ Scott Goldsmith
----------------------
Name:  Scott Goldsmith
Title: President

PREVENTION INSURANCE.COM
BALANCE SHEETS

UNAUDITED

                                                    OCTOBER 31,          April 30,
ASSETS                                                 2003                2003
-----------------------------------------------------------------------------------
Current assets:
     Cash                                          $        --         $        --
            TOTAL CURRENT ASSETS                            --                  --
                                                   --------------------------------
                                                   $        --         $        --
                                                   ================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------------------------
Current liabilities
     Accounts payable                              $     7,250         $     7,187
     Advance from officer/shareholder                   24,715              23,509
                                                   --------------------------------
            TOTAL CURRENT LIABILIIIES                   31,965              30,696

Stockholders' (deficit):
     Common stock                                       94,223              92,408
     Additional paid in capital                      3,467,704           3,453,019
     Accumulated (deficit)                          (3,540,938)         (3,523,169)
                                                   --------------------------------
                                                        20,989              22,258
     Less: Treasury stock, at cost                     (52,954)            (52,954)
                                                   --------------------------------
                                                       (31,965)            (30,696)
                                                   --------------------------------
                                                   $        --         $        --
                                                   ================================


PREVENTION INSURANCE.COM
SUMMARY STATEMENTS OF OPERATIONS
UNAUDITED

-----------------------------------------------------------------------------------------------------

                                                 Six months ended               Three months ended
                                                     October 31,                    October 31,
                                            ---------------------------------------------------------
                                              2003             2002            2003           2002
                                            ---------------------------------------------------------
Commission income                           $ 62,662         $ 41,606        $ 30,440       $ 22,889
General and administrative expenses           80,432          100,062          35,904         68,420
                                            ---------------------------------------------------------

      Net(loss)                             $(17,770)        $(58,456)       $ (5,464)      $(45,531)
                                            =========================================================

Net income (loss) per share                 $  (0.01)        $  (0.01)       $  (0.01)      $  (0.01)
                                            =========================================================

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
UNAUDITED

---------------------------------------------------------------------------------------------------------------------
                                                                   Six months ended            Three months ended
                                                                     October 31,                   October 31,
                                                              -------------------------------------------------------
                                                                2003             2002         2003           2002
                                                              -------------------------------------------------------

Cash applied to operating activities
   Net (loss)                                                 $(17,770)        $(58,456)     $  5,464       $(45,531)
   Adjustments to reconcile net income to net cash
     provided by operations
         Decrease (increase) in accounts receivable                 --           27,149            --         27,149
         Increase (decrease) in accounts payable and
           accrued expenses                                         64          (14,579)         (854)            --
         Increase (decrease) in advance from
           officer/shareholder                                   1,206          (14,579)       (2,182)            --
                                                              -------------------------------------------------------
             NET CASH PROVIDED BY OPERATIONS                   (16,500)         (60,465)       (8,500)       (18,382)

Cash provided by investing activities                               --               --            --             --
Cash provided by financing activities
   Proceeds from issuance of common stock                       16,500           47,400         8,500         19,990
                                                              -------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES          16,500           47,400         8,500         19,990

Increase (decrease) in cash                                         --          (13,065)           --          1,518

Cash at beginning of period                                         --              544            --            540
                                                              -------------------------------------------------------
Cash at October 31,                                           $     --         $(12,521)     $     --       $  2,058
                                                              =======================================================

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
SIX MONTHS ENDED OCTOBER 31, 2003
UNAUDITED

-----------------------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock       Common Stock          Additional
                                   ------------------------------------------      paid in      Accumulated     Treasury
                                   Number    Par value    Number   Par value       capital        deficit         stock     Total
                                   ------------------------------------------------------------------------------------------------
Balance April 30, 2003                 --   $    --     9,240,817   $ 92,408    $ 3,453,019   $ (3,523,169)   $ (52,954) $ (30,696)

Shares issued for cash                 --        --     1,115,000      1,115          6,886             --           --      8,000

Net (loss), three month ended
  July 31, 2003                                                                                    (12,305)                (12,305)
                                   ------------------------------------------------------------------------------------------------
    Balance July 31, 2003              --        --    10,355,817     93,523      3,459,904     (3,535,474)     (52,954)   (35,001)


Shares issued for cash                 --        --       700,000        700          7,800             --           --      8,500

Net (loss), three month ended
  October 31, 2003                                                                                  (5,464)                 (5,464)
                                   ------------------------------------------------------------------------------------------------
    Balance October 31, 2003           --   $    --    11,055,817   $ 94,223    $ 3,467,704   $ (3,540,938)   $ (52,954) $ (31,965)
                                   ================================================================================================