Form 10QSB
period 2004-01-31
PREVENTION INSURANCE COM
filed 2004-03-15
CIK 1134982

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

                  For the quarterly period ended 1/31/04
                                                 -------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from        to
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                             MANAGEMENT DISCUSSIONS
                  QUARTER NOVEMBER 1, 2003 -- JANUARY 31, 2004


We are still working on raising $10 million dollars from SBIC investment companies or venture capital firms to finance acquisitions we have identified in the annuity and life insurance sector. We are in the process of developing a syndication to handle this transaction and cement the relationship for future acquisitions.

MANAGEMENT DISCUSSION OF OPERATIONS:

Quick Pay Company, our ATM division, continues to grow and pay most of the bills and overhead for Prevention Insurance and Quick Pay. ATM sales generated $33,144.91 in income for the quarter ending January 31, 2004, however it was not enough to generate a profit. The loss for last quarter was $8,518.49.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

We remain under-capitalized and our top priority is to raise working capital for 2004 and to secure financing for our acquisitions. We received a small amount of seed capital ($8750.00) through stock sales. We are seeking to raise additional $100,000 working capital.

We have put together a low cost hospital indemnity, accident and health policy with a prescription benefit. That will allow us to provide low cost coverage of under $100.00 per month premium to up to age 55 individals and family. That will have a 24-hour doctor on call service attached to it. We plan on launching it May 1st of this year.


--------------------------------------------------------------------------------

PREVENTION INSURANCE.COM
BALANCE SHEETS

UNAUDITED

                                                 JANUARY 31,     April 30,
ASSETS                                               2004           2003
==============================================================================

Current assets:
  Cash                                           $         --   $         --
                                                 -----------------------------
         TOTAL CURRENT ASSETS                    $         --   $         --

                                                 $         --   $         --
                                                 =============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
==============================================================================

Current liabilities:
  Accounts payable                               $      9,471   $      7,187
  Advance from officer/shareholder                     24,715         23,509
                                                 -----------------------------
         TOTAL CURRENT LIABILITIES                     34,186         30,696

Stockholders' (deficit):
  Common stock                                         94,286         92,408
  Additional paid in capital                        3,473,892      3,453,019
  Accumulated (deficit)                            (3,549,409)    (3,523,169)
                                                 -----------------------------
                                                       18,768         22,258
  Less: Treasury stock, at cost                       (52,954)       (52,954)
                                                 -----------------------------
                                                      (34,186)       (30,696)

                                                 -----------------------------
                                                 $         --   $         --
                                                 =============================

PREVENTION INSURANCE. COM
SUMMARY STATEMENTS OF OPERATIONS
UNAUDITED

-----------------------------------------------------------------------------------------------------

                                                 Nine months ended             Three months ended
                                                    January 31,                    January 31,
                                            ---------------------------------------------------------
                                                2004            2003           2004          2003
                                            ---------------------------------------------------------

Commission income                             $ 95,807       $ 54,544        $ 33,145      $ 12,937


General and administrative expenses            122,048        118,755          41,616        18,972
                                            ---------------------------------------------------------

              Net (loss)                      $(26,241)      $(64,211)       $ (8,471)     $ (6,035)
                                            =========================================================


Net income (loss) per share                     ($0.01)        ($0.01)         ($0.01)       ($0.01)
                                            =========================================================

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
UNAUDITED

============================================================================================================

                                                                 Nine months ended      Three months ended
                                                                    January 31,             January 31,
                                                          --------------------------------------------------
                                                                2004         2003       2004         2003
                                                          --------------------------------------------------

Cash applied to operating activities
  Net (loss)                                                $ (26,241)   $ (64,491)  $ (8,471)    $ (6,035)
  Adjustments to reconcile net income to net cash
   provided by operations
      Decrease (increase) in accounts receivable                   --           --         --           --
      Increase (decrease) in accounts payable and
       accrued expenses                                         2,285       12,570      2,221           --
      Increase (decrease) in advance
       from officer/shareholder                                 1,206           --         --           --
                                                          --------------------------------------------------
            NET CASH (USED IN) OPERATIONS                     (22,750)     (51,921)    (6,250)      (6,035)


Cash provided by investing activities                              --           --         --           --


Cash provided by financing activities
  Proceeds from issuance of common stock                       22,750       53,900      6,250        6,500
                                                          --------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES          22,750       53,900      6,250        6,500

Increase (decrease) in cash                                       --         1,979         --          465

Cash at beginning of period                                       --           544         --        2,058
                                                          --------------------------------------------------
Cash at January 31,                                         $     --     $   2,523   $     --     $  2,523
                                                          ==================================================

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
NINE MONTHS ENDED JANUARY 31, 2004
UNAUDITED

===============================================================================================================================

                                    Preferred Stock        Common Stock       Additional
                                 ---------------------   -------------------    paid in     Accumulated    Treasury
                                   Number   Par value    Number   Par value     capital       deficit       stock      Total
                                 -----------------------------------------------------------------------------------------------
Balance April 30, 2003              --      $   --      9,240,817  $ 92,408   $ 3,453,019  $ (3,523,169)  $ (52,954)  $ (30,696)


Shares issued for cash              --          --      1,115,000     1,115         6,885            --          --       8,000

Net (loss), three month ended
  July 31, 2003                                                                                 (12,305)                (12,305)
                                 -----------------------------------------------------------------------------------------------
       Balance July 31, 2003        --          --     10,355,817    93,523     3,459,904    (3,535,474)    (52,954)    (35,001)

Shares issued for cash              --          --        700,000       700         7,800            --          --       8,500

Net (loss), three month ended                                                                    (5,464)                 (5,464)
                                 -----------------------------------------------------------------------------------------------
       Balance October 31, 2003     --      $   --     11,055,817  $ 94,223   $ 3,467,704  $ (3,540,938)  $ (52,954)  $ (31,965)

Shares issued for cash              --          --         62,500        63         6,188            --          --       6,250

Net (loss), three month ended                                                                    (8,471)                 (8,471)
                                 -----------------------------------------------------------------------------------------------
  January 31, 2004
       Balance January 31, 2004     --      $   --     11,118,317  $ 94,286   $ 3,473,892   $(3,549,409)   $(52,954)  $ (34,186)
                                 ================================================================================================

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance.com                                Date: March 9, 2004


/s/ Scott Goldsmith
---------------------
Name: Scott Goldsmith


Title: President