Form 10KSB
period 2004-04-30
PREVENTION INSURANCE COM
filed 2004-07-29
CIK 1134982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended April 30, 2004
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

Item 6.  Management's Discussion and Analysis of Operations.

                             MANAGEMENT DISCUSSIONS
                       PERIOD MAY 1, 2003 - APRIL 30, 2004

We have made good progress in completing our marketing plan. We will utilize this plan to acquiring insurance wholesalers in the senior market. We plan to finalize our first acquisitions in the coming year. We are going to capitalize the Prevention Insurance division through a mezzanine round of financing the exact amount is not determined at this time. We currently are trading on the NASDAQ Bulletin Board. Our symbol is PVNC.

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE OPERATIONS:

Prevention Insurance's primary focus will be to merge or acquire private insurance wholesalers that market senior products either regionally or nationally. Their products are targeted to baby boomers age 50 and over. Their primary products are annuities, fixed and variable as well as a wide selection of life insurance products and long term care insurance. Our goal is to acquire 2-4 profitable companies by the end of our fiscal year which is April 30, 2005.

Prevention's Insurance's cash needs will be covered by periodic investments and our ATM sales division; however, we still intend to raise additional working capital to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division, Quick Pay that is selling ATM machines to retail outlets around the U. S. We have also received a small amount of capital from existing shareholders through periodic stock sales. We will also be seeking out private equity capital or a strategic partner as possible sources of financing.

QUICK PAY ATM DIVISION

Our ATM division is growing. Our average number of ATM placement has increased from 2 - 3 per month to 6-10 per month. Revenue is projected next year at $300.000 or more in sales. We anticipate opening an additional sales office to boost sales further.

We have recently started marketing a new ATM insurance policy that insures the machine as well as the cash inside for a nominal premium. With hundreds of thousands of ATM machines out in the market this should prove to be a lucrative and profitable niche for us. We have sold our first policies and intend to expend the effort this year.

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

Date: July 29, 2004        Prevention Insurance.com



                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                 APRIL 30, 2004

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

              INDEPENDENT AUDITOR'S REPORT                                  F-1

--------------------------------------------------------------------------------

              FINANCIAL STATEMENTS
                BALANCE SHEET                                               F-2
                STATEMENTS OF OPERATIONS                                    F-3
                STATEMENTS OF CHANGES  IN STOCKHOLDERS' (DEFICIT)           F-4
                STATEMENTS OF CASH FLOWS                                    F-5
                NOTES TO THE FINANCIAL STATEMENTS                         F-6-7

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------




The Board of Directors
Prevention Insurance.Com
Las Vegas, Nevada

We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2004 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1 to the financial statements, the Company currently does not have any continuing sources of revenue. These conditions raise substantial doubt about its ability to remain as a going concern. Management's plan regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


/S/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
July 28, 2004

PREVENTION INSURANCE.COM
BALANCE SHEET

APRIL 30, 2004


ASSETS                                                                                                   2004
--------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash                                                                                                      $      -
                                                                                                    ----------------
              TOTAL CURRENT ASSETS                                                                                -

                                                                                                    ----------------
                                                                                                            $      -
                                                                                                    ================



LIABILITIES AND STOCKHOLDERS' (DEFICIT)
--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                                                          $ 5,175
  Advance from officer/shareholder                                                                           21,372
                                                                                                    ----------------
              TOTAL CURRENT LIABILITIES                                                                      26,547

Commitments                                                                                                       -

Stockholders' (deficit):
  Preferred stock, par value $ .01, 2,000,000 shares authorized,
     no shares issued or outstanding                                                                              -
  Common stock,  $ .01 par value, 100,000,000 shares authorized,
     12,048,317 shares issued and outstanding                                                               120,498
  Additional paid in capital                                                                              3,466,529
  Accumulated (deficit)                                                                                  (3,560,620)
                                                                                                    ----------------
                                                                                                             26,407
  Less: Treasury stock, at cost                                                                             (52,954)
                                                                                                    ----------------
                                                                                                            (26,547)
                                                                                                    ----------------
                                                                                                            $      -
                                                                                                    ================




SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30,


                                                                                               2004        2003
-----------------------------------------------------------------------------------------------------------------


Commission income                                                                          $ 123,800   $  70,608



General and administrative                                                                   161,251     149,221
                                                                                        -------------------------


              (Loss) from operations                                                         (37,451)    (78,613)

               Interest expense                                                                    -      (1,948)
                                                                                        -------------------------

              (Loss) before income taxes                                                     (37,451)    (80,561)

               Income taxes                                                                        -           -
                                                                                        -------------------------

                          Net (loss)                                                       $ (37,451)  $ (80,561)
                                                                                        =========================


(Loss) per share                                                                           $   (0.01)  $   (0.01)
                                                                                        =========================



SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED APRIL 30,
--------------------------------------------------------------------------------

                                      Preferred Stock        Common Stock          Additional
                                    -------------------------------------------      paid in     Accumulated    Treasury
                                    Number   Par value    Number      Par value      capital       deficit       stock       Total
                                    -----------------------------------------------------------------------------------------------
Balance May 1, 2002                    -        $ -      6,407,901   $ 64,079     $ 3,417,448  $ (3,442,608)  $ (52,954)  $ (14,035)

Shares issued for cash                 -          -      2,527,916     25,279          32,521             -           -      57,800

Shares issued for services             -          -        305,000      3,050           3,050                                 6,100
Net (loss) for the year                                          -          -               -       (80,561)          -     (80,561)
                                    -----------------------------------------------------------------------------------------------

      Balance April 30, 2003           -          -      9,240,817     92,408       3,453,019    (3,523,169)    (52,954)    (30,696)
Shares issued for cash                 -          -      2,142,500     21,425          10,200             -           -      31,625
Shares issued for services             -          -        665,000      6,665           3,310             -           -       9,975
Net (loss) for the year                -          -              -                                  (37,451)                (37,451)
                                    -----------------------------------------------------------------------------------------------
      Balance April 30, 2004           -        $ -     12,048,317  $ 120,498     $ 3,466,529  $ (3,560,620)  $ (52,954)  $ (26,547)
                                    ===============================================================================================



SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30,

                                                                                            2004        2003
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Cash received from customers                                                             $ 123,800    $ 70,608
  Cash paid to employees and vendors                                                        (155,425)   (127,004)
  Interest paid                                                                                    -      (1,948)
                                                                                        -------------------------
              NET CASH (USED BY) OPERATING ACTIVITIES                                        (31,625)    (58,344)

Cash flows from investing activities:
                                                                                                   -           -
                                                                                        -------------------------

Cash flows from financing activities:
  Stock issued for cash                                                                       31,625      57,800
                                                                                        -------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                       31,625      57,800


Increase (decrease) in cash                                                                        -        (544)

              Cash at beginning of year                                                            -         544
                                                                                        -------------------------

              Cash at end of year                                                                  -    $      -
                                                                                        =========================


The following is a reconciliation of net (loss) to net cash (used by) operating activities

Net (loss)                                                                                  $(37,451)  $ (80,561)
Items affecting cash flows:
  Issuance of common stock for costs and expenses                                              9,975       6,100
  (Decrease) in accounts payable                                                              (2,012)     (7,392)
  (Decrease) in advances from officer/sharholder                                              (2,137)     23,509
                                                                                        -------------------------
              Net cash (used by) operating activities                                       $(31,625)  $ (58,344)
                                                                                        =========================


SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

NATURE OF BUSINESS
Prevention Insurance.Com (the Company) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. The Company is attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, the co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. To date, the Company has not been successful in its efforts. To defray expenses during the years ended April 30, 2004 and 2003, the Company received commissions as a dealer representative for the sale of ATM machines.

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

Fair value of financial instruments
The carrying amounts of financial instruments including accounts payable and advance from officer/shareholder approximate their fair value due to their short maturity.

Comprehensive (loss)
There is no difference between comprehensive (loss) and net (loss) for the years ended April 30, 2004 and 2003.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2. STOCK ISSUANCES

During the year ended April 30, 2004, the Company issued 2,142,500 shares of stock for cash of $31,625 (an average of approximately $0.015 per share). Additionally, during the year ended April 30, 2004, the Company issued 665,000 shares of stock for services. The cash price per share was used to value the services at $9,975.

During the year ended April 30, 2003, the Company issued 2,527,916 shares of stock for cash of $57,800 (an average of approximately $0.023 per share). Additionally, during the year ended April 30, 2003, the Company issued 305,000 shares of services. The cash price per share was used to value the services at $6,100.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company's president and shareholder has advanced monies to the Company. The total advances at April 30, 2004 are $21,372. During the year ended April 30, 2004, the advances were reduced by $2,137.

NOTE 4.  INCOME TAXES

The Company has a net operating loss carryover of approximately $3,500,000 available to offset future taxable income, if any. The loss carryover expires through 2022.

NOTE 5.  COMMITMENTS

The Company leases office space under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $500 per month. The following schedule reflects the minimum rent for the next two years.

                   Year ending April 30,   2005          $ 6,000
                                           2006            4,500
                                                    -------------
                                                        $ 10,500
                                                    =============
NOTE 6.  LOSS PER SHARE

Loss per share is calculated based on the weighted average number of shares outstanding during the year. (10,624,567 shares for the year ended April 30, 2004 and 7,824,359 shares for the year ended April 30, 2003)