Form 10QSB
period 2004-07-31
PREVENTION INSURANCE COM
filed 2004-09-14
CIK 1134982

--------------------------------------------------------------------------------
 SEC POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION 2334
    (6 CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM 00)
                 DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended 7/31/04
                                                 -------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from May 1, 2004 to July 31, 2004


                 Commission file number _______________________


                            PREVENTION INSURANCE.COM
    -----------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             NEVADA                                   88-0126444
-------------------------------            --------------------------------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                2770 So. Maryland Pkwy. #416, Las Vegas, NV 89109
     ----------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 732-2758
    -----------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

    -----------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                             MANAGEMENT DISCUSSIONS
                       PERIOD MAY 1, 2003 - JULY 31, 2004

We have made good progress in identifying insurance wholesalers in the senior market that we would like to merge into Prevention Insurance. We plan to finalize our first acquisitions by the end of the year. We currently are trading on the NASDAQ Bulletin Board. Our symbol is PVNC. OB

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE DIVISION OPERATIONS:

Prevention Insurance's primary focus will be to merge into or acquire private insurance wholesalers that market senior products either regionally or nationally. Their products are targeted to baby boomers age 50 and over. Their primary products are long term care, med supplements, life insurance and annuities, fixed and variable. Our goal is to acquire 2-4 profitable companies by the end of our fiscal year which is April 30, 2005.

Prevention's Insurance's cash needs will be covered by periodic investments and our ATM sales division, however, we still intend to raise additional working capital to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and additional capitol for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division, Quick Pay, that is selling ATM machines to retail outlets around the U. S. We have also received a small amount of capital from existing shareholders through periodic stock sales. We will also be seeking out private equity capital or a strategic partner as possible sources of financing.

QUICK PAY ATM DIVISION

Our ATM division is growing. Our average number of ATM sales has increased. Revenue is projected next year at $300,000 or more in sales. We anticipate opening an additional sales office to boost sales further. We have also introduced a new ATM insurance policy that provides coverage for both the ATM machine and the cash inside up to $25,000. This has been well received and we started issuing polices for customers who own blocks of ATM machines.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Prevention Insurance.com                          Date:  September 9, 2004


/s/ Scott Goldsmith
---------------------------
Name:  Scott Goldsmith
Title: President

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                  JULY 31, 2004

PREVENTION INSURANCE.COM

BALANCE SHEET

                                                                        (UNAUDITED)
                                                                          JULY 31,       APRIL 30,
ASSETS                                                                     2004            2004
---------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                  $         -     $         -
                                                                        -----------     -----------
       TOTAL CURRENT ASSETS                                                       -               -
                                                                        -----------     -----------
                                                                        $         -     $         -
                                                                        ===========     ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                      $     2,406     $     5,175
  Advance from officer/shareholder                                           17,700          21,372
                                                                        -----------     -----------
       TOTAL CURRENT LIABILITIES                                             20,106          26,547

Commitments                                                                       -               -

Stockholders' (deficit):
  Preferred stock, par value $ .01, 2,000,000 shares authorized,
     no shares issued or outstanding                                              -               -
  Common stock, $ .01 par value, 100,000,000 shares authorized,
     14,313,067 shares issued and outstanding                               143,146         120,498
  Additional paid in capital                                              3,456,381       3,466,529
  Accumulated (deficit)                                                  (3,566,678)     (3,560,620)
                                                                        -----------     -----------
                                                                             32,849          26,407
  Less: Treasury stock, at cost                                             (52,955)        (52,954)
                                                                        -----------     -----------
                                                                            (20,106)        (26,547)
                                                                        -----------     -----------
                                                                        $         -     $         -
                                                                        ===========     ===========

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                (UNAUDITED)      (UNAUDITED)
                                                THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                                JULY 31, 2004    JULY 31, 2003
------------------------------------------------------------------------------

Commission income                                   $ 51,618          $ 32,222


General and administrative                            57,676            44,527
                                                    --------          --------

            (Loss) from operations                    (6,058)          (12,305)

             Interest expense                                                -
                                                    --------          --------

            (Loss) before income taxes                (6,058)          (12,305)

             Income taxes                                  -                 -
                                                    --------          --------

                      Net (loss)                    $ (6,058)         $(12,305)
                                                    ========          ========

(Loss) per share                                    $  (0.01)         $  (0.01)
                                                    ========          ========

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             FOR THE          FOR THE
                                                                                           THREE MONTHS      THREE MONTHS
                                                                                              ENDED             ENDED
                                                                                          MARCH 31, 2004    MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                                               $ 51,618           $ 32,222
  Cash paid to employees and vendors                                                          (64,118)           (40,222)
  Interest paid                                                                                     -                  -
                                                                                             --------           --------
         NET CASH (USED BY) OPERATING ACTIVITIES                                              (12,500)            (8,000)

Cash flows from investing activities:

                                                                                                    -                  -
                                                                                             --------           --------

Cash flows from financing activities:

  Stock issued for cash                                                                        12,500              8,000
                                                                                             --------           --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                             12,500              8,000

Increase (decrease) in cash                                                                         -                  -

         Cash at beginning of year                                                                  -                  -
                                                                                             --------           --------

         Cash at end of year                                                                        -           $      -
                                                                                             ========           ========

The following is a reconciliation of net (loss) to net cash (used by) operating activities

Net (loss)                                                                                   $ (6,058)          $(12,305)
Items affecting cash flows:
  Increase (Decrease) in accounts payable                                                      (2,769)               917
  Increase (Decrease) in advances from officer/sharholder                                      (3,673)             3,388
                                                                                             --------           --------
                                      Net cash (used by) operating activities                $(12,500)          $ (8,000)
                                                                                             ========           ========




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance.com                        Date: September 9, 2004


                                                /s/ Scott Goldsmith
                                                ---------------------
                                                Name: Scott Goldsmith
                                                      Title: President