Form 10QSB
period 2004-10-31
PREVENTION INSURANCE COM
filed 2004-12-10
CIK 1134982

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

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended:      10-31-04
                                              ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  7-31-2004 to  10-31-04
                                              ---------    -----------

                        Commission File Number:
                                                ----------------

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                88-0126444
         ------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2770 So. Maryland Pkwy.            Las Vegas, NV            89109
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

PREVENTION INSURANCE.COM
BALANCE SHEETS

                                                                                 UNAUDITED
                                                                                 OCTOBER 31,         April 30,
  ASSETS                                                                            2004                2004
-----------------------------------------------------------------------------------------------------------------
 Current assets:
  Cash                                                                          $         --     $          --
                                                                                ------------------------------
             TOTAL CURRENT ASSETS                                               $         --     $          --
                                                                                ==============================

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------------------------------------------------------
 Current liabilities:
  Accounts payable                                                              $      1,419           $ 5,175
  Advance from officer/shareholder                                                    20,731            21,372
                                                                                ------------------------------
             TOTAL CURRENT LIABILITIES                                                22,150            26,547
 Stockholders' (deficit):
  Common stock                                                                       159,381           120,498
  Additional paid in capital                                                       3,460,147         3,466,529
  Accumulated (deficit)                                                           (3,588,724)       (3,560,620)
                                                                                ------------------------------
                                                                                      30,804            26,407
  Less: Treasury stock, at cost                                                      (52,954)          (52,954)
                                                                                ------------------------------
                                                                                     (22,150)          (26,547)


                                                                                ------------------------------
                                                                                $         --     $          --
                                                                                ==============================

 SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
SUMMARY STATEMENTS OF OPERATIONS
Unaudited
--------------------------------------------------------------------------------

                                                                  Six months ended         Three months ended
                                                                   October 31,                  October  31,
                                                                  -------------------------------------------------
                                                                      2004      2003          2004        2003
                                                                  -------------------------------------------------
Commission income                                                  $ 84,955  $ 62,662      $ 33,337     $30,440
General and administrative expenses                                 113,058    80,432        43,482      35,904
                                                                  -------------------------------------------------

            Net (loss)                                             $(28,103) $(17,770)     $(10,145)    $(5,464)
                                                                  =================================================
Net income (loss) per share                                          ($0.01)   ($0,01)        $0.00      ($0.01)
                                                                  =================================================

SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENT OF CASH FLOWS
Unaudited
--------------------------------------------------------------------------------

                                                                                         Six months ended
                                                                                            October 31,
                                                                                      2004               2003
                                                                                  ------------       ------------
Cash applied to operating activities
      Net (loss)                                                                    $ (28,103)        $ (17,770)
      Adjustments to reconcile net income to net cash
        provided by operations
           Stock issued for services                                                   11,500                --
           Decrease (increase) in accounts receivable                                      --                --
           Increase (decrease) in accounts payable and
             accrued expenses                                                          (3,756)               64
           Increase (decrease) in advance from
             officer/shareholder                                                         (641)            1,206
                                                                                  ------------       ------------

                NET CASH PROVIDED BY OPERATIONS                                       (21,000)          (16,500)


Cash provided by investing activities                                                                        --


Cash provided by financing activities
      Proceeds from issuance of common stock                                           21,000            16,500
                                                                                  ------------       ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                              21,000            16,500

Increase (decrease) in cash                                                                                  --

Cash at beginning of period                                                                                  --
                                                                                  ------------       ------------
Cash at October 31,                                                                 $      --         $      --
                                                                                  ============       ============

SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
QUARTER ENDING OCTOBER 31, 2004


                                             Common Stock             Treasury      Addt'l Paid       Retained         Total Equity
                                     # of Shares      Par Value         Stock       in Capital        Earnings
                                    -----------------------------------------------------------------------------------------------
BALANCE, JULY 31, 2004               14,313,067     $143,146.50     -$52,954.00   $3,456,381.00     -$3,566,678.86     -$20,105.36

SHARES ISSUED                         1,625,000       $6,250.00                       $2,250.00                          $8,500.00

NET INCOME QTR END JULY 31, 2004                                                                       -$10,544.30     -$10,544.30

BALANCE OCTOBER 31, 2004             15,938,067     $149,396.60     -$52,954.00   $3,458,631.00     -$3,577,223.16     -$22,149.66
                                    -----------------------------------------------------------------------------------------------

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
Unaudited


NOTE 1. BASIS OF PRESENTATION

In the opinion of management all adjustments necessary for the financial statements to be in conformity with generally accepted accounting principles have been recorded.



NOTE 2. GOING CONCERN

The financial statements have been presented on the basis of a going concern. The Company has incurred significant losses and is dependant on its ability to raise capital pending the return to profitability. If it does not return to profitability and if, it is unable to obtain interim financing, the Company will cease operations.

                             MANAGEMENT DISCUSSIONS
                   PERIOD AUGUST 1, 2004 - OCTOBER 31, 2004

We have made good progress in identifying insurance wholesalers in the senior market that we would like to merge into Prevention Insurance. We plan to finalize our first acquisitions by the end of the year. We currently are trading on the NASDAQ Bulletin Board. Our symbol is PVNC. OB

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE DIVISION OPERATIONS:

Prevention Insurance's primary focus will be to merge into or acquire private insurance wholesalers that market senior products either regionally or nationally. Their products are targeted to baby boomers age 50 and over. their primary products are long term care, med supplements, life insurance and annuities, fixed and variable. Our goal is to acquire 2-4 profitable companies by the end of our fiscal year, which is April 30, 2005. we are now in a position to accelerate our search for compatible insurance brokers to bring into the holding company.

Prevention's Insurance's cash needs will be covered by periodic investments and our ATM sales division, however, we still intend to raise additional working capital to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and additional capital for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division, Quick Pay, that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of capital from existing shareholders through periodic stock sales. We will also be seeking out private equity capital or a strategic partner as possible sources of financing.

QUICK PAY ATM DIVISION

We have insured additional blocks of ATM machines for both the equipment and cash against damage and loss with our ATM insurance coverage policies that we broker through insurance agencies.

In addition our equipment ATM division is growing we are expanding our sales force. Our average number of ATM sales has increased. Revenue is projected next year at $300,000 or more in sales. We anticipate opening an additional sales office to boost sales further. We have also introduced a new ATM insurance policy that provides coverage for both the ATM machine and the cash inside up to $25,000. This has been well received and we started issuing polices for customers who own blocks of ATM machines.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance.com                           Date:

/s/ Scott Goldsmith
------------------------
Name: Scott Goldsmith
Title: President