Form 10QSB
period 2005-01-31
PREVENTION INSURANCE COM
filed 2005-03-11
CIK 1134982

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

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended:      01-31-05
                                              ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  11-01-2004 to  01-31-05
                                              ----------    -----------

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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (Unaudited)

PREVENTION INSURANCE.COM

BALANCE SHEET

                                                                                  (UNAUDITED)
                                                                                   JANUARY 31,      APRIL 30,
ASSETS                                                                                 2005           2004
-----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash                                                                               $     2,395     $         -
                                                                                  -------------------------------
              TOTAL CURRENT ASSETS                                                         2,395               -

                                                                                  -------------------------------
                                                                                     $     2,395     $         -
                                                                                  ===============================



LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                                   $       500     $     5,175
  Advance from officer/shareholder                                                         3,031          21,372
                                                                                  -------------------------------
              TOTAL CURRENT LIABILITIES                                                    3,531          26,547

Commitments                                                                                    -               -

Stockholders' (deficit):
  Preferred stock, par value $ .01, 2,000,000 shares authorized,
     no shares issued or outstanding                                                           -               -
  Common stock,  $ .01 par value, 100,000,000 shares authorized,
     17,609,918 shares issued and outstanding                                            176,114         120,498
  Additional paid in capital                                                           3,530,911       3,466,529
  Accumulated (deficit)                                                               (3,650,707)     (3,560,620)
                                                                                  -------------------------------
                                                                                          56,318          26,407
  Less: Treasury stock, at cost                                                          (52,954)        (52,954)
                                                                                  -------------------------------
                                                                                           3,364         (26,547)
  Less: Receivables from the sale of common stock                                         (4,500)              -
                                                                                  -------------------------------
                                                                                          (1,136)        (26,547)

                                                                                  -------------------------------
                                                                                     $     2,395     $         -
                                                                                  ===============================

SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS


                                                            (UNAUDITED)                       (UNAUDITED)
                                                         NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                             JANUARY 31,                      JANUARY 31,
                                                   ------------------------------   ------------------------------
                                                        2005           2004              2005           2004
------------------------------------------------------------------------------------------------------------------
Commission income                                       $ 127,128      $  95,807         $  42,173       $ 33,145



General and administrative                                217,215        122,048            77,107         41,616
                                                   ------------------------------   ------------------------------


              (Loss) from operations                      (90,087)       (26,241)          (34,934)        (8,471)

               Interest expense                                                -                                -
                                                   ------------------------------   ------------------------------

              (Loss) before income taxes                  (90,087)       (26,241)          (34,934)        (8,471)

               Income taxes                                     -              -                 -              -
                                                   ------------------------------   ------------------------------

                          Net (loss)                    $ (90,087)     $ (26,241)        $ (34,934)      $ (8,471)
                                                   ==============================   ==============================


(Loss) per share                                        $   (0.01)     $   (0.01)        $   (0.01)      $  (0.01)
                                                   ==============================   ==============================

SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

                                                                                             (UNAUDITED)
                                                                                          NINE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                 -----------------------------------
                                                                                       2005              2004
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                                           $ 127,128       $   95,807
  Cash paid to employees and vendors                                                      (180,473)        (118,557)
  Interest paid                                                                                  -                -
                                                                                 -----------------------------------
       NET CASH (USED BY) OPERATING ACTIVITIES                                             (53,345)         (22,750)

Cash flows from investing activities:
                                                                                                 -                -
                                                                                 -----------------------------------

Cash flows from financing activities:
  Stock issued for cash                                                                     55,740
  Stock issued for cash                                                                                      22,750
                                                                                 -----------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                            55,740           22,750

Increase (decrease) in cash                                                                  2,395                -

       Cash at beginning of year                                                                 -                -
                                                                                 -----------------------------------

       Cash at end of year                                                               $   2,395       $        -
                                                                                 ===================================


The following is a reconciliation of net (loss) to net cash (used by) operating activities

Net (loss)                                                                               $ (90,087)      $  (26,241)
  Adjustments to reconcile net income to net cash provided by operating activities:
  Issuance of common stocks for costs and expenses                                          42,146                -
  Issuance of common stocks for debt relief                                                 17,612                -
  Increase (Decrease) in accounts payable                                                   (4,675)           2,285
  Increase (Decrease) in advances
    from officer/shareholder                                                               (18,341)           1,206
                                                                                 -----------------------------------
       Net cash (used by) operating activities                                           $ (53,345)      $  (22,750)
                                                                                 ===================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash financing activities
  Issuance of common stocks for costs and expenses                                       $  42,146       $        -
                                                                                 -----------------------------------
  Issuance of common stocks for debt relief                                              $  17,612       $        -
                                                                                 -----------------------------------

SEE NOTES TO FINANCIAL STATEMENTS

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


--------------------------------------------------------------------------------

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

                             MANAGEMENT DISCUSSIONS
                   PERIOD NOVEMBER 1, 2004 - JANUARY 31, 2005

We are currently in various stages of discussions with insurance brokers and wholesalers that we would like to merge into Prevention Insurance. We plan to finalize our first acquisitions by the end of the year. We currently are trading on the NASDAQ Bulletin Board. Our symbol is PVNC. OB

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE DIVISION OPERATIONS:

Prevention Insurance's primary focus will be to merge into or acquire private insurance wholesalers that market products either regionally or nationally. Their primary products are long term care, med supplements, life insurance and annuities. Our goal is to acquire 2-4 profitable companies by the end of our fiscal year which is April 30, 2005. We are now in position to accelerate our search for compatible insurance brokers to bring into Prevention Insurance.

Prevention Insurance's cash needs will be covered by periodic investments and our ATM sales division. However, we still intend to raise additional working capital to cover any expansion plans. Our plan is to have one year's total operating expenses on hand and additional capitol for any acquisitions that may require cash as well as stock.

DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS:

Our condition is at present under-capitalized. We have basically been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division (Quick Pay) that is selling ATM machines to retail outlets around the U. S. We have also received a small amount of capital from existing shareholders through periodic stock sales. We will also be seeking to raise additional working capital this coming year.

QUICK PAY ATM DIVISION

Our ATM equipment sales division is growing, we are expanding our sales force. Our average number of ATM sales has increased. Revenue is projected to double next year with the addition of new products and increase in sales force.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Prevention Insurance                                 Date:


/s/ Scott Goldsmith
-------------------
Name: Scott Goldsmith
Title: President