Form 10KSB
period 2005-04-30
PREVENTION INSURANCE COM
filed 2005-07-27
CIK 1134982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended April 30, 2005
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

         Except for the collection of accounts receivable for sales made before March 15, 1999, we have had no business activities until this fiscal year, primarily due to ATM sales. Our activities have mainly been devoted to the planning and development of new insurance business. Presently our only employee is the President, who is a full-time employee, and the Secretary-Treasurer, two additional independent sales personnel, both of whom serve part-time. We now lease office facilities, approximately 1500 square feet, at 2770 S. Maryland Parkway, Suite 416, Las Vegas, NV 89109.

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

         (b) Holders of the Company's Securities. April 30, 2005, there were 476 holders of record of shares of the common stock. (c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Operations.

                             MANAGEMENT DISCUSSIONS
                       PERIOD MAY 1, 2004 - APRIL 30, 2005

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

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE OPERATIONS:

Prevention Insurance's primary focus will be to merge or acquire private insurance wholesalers that market senior products either regionally or nationally. Their products are targeted to baby boomers age 50 and over. Their primary products are annuities, fixed and variable as well as a wide selection of life insurance products and long term care insurance. Our goal is to acquire 2-4 profitable companies by the end of our fiscal year which is April 30, 2006.

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

QUICK PAY ATM DIVISION

Our ATM division is growing. Our average number of ATM placement has increased from 2 - 3 per month to 6-10 per month. Revenue is projected next year at $200,000 or more in sales. We anticipate opening an additional sales office to boost sales further.

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

Item 7.  Financial Statements.
         See attached.

Item 8.  Changes in and disagreements With Accounts and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control persons: Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning our officers and directors.

         Name                      Age               Position
Scott C. Goldsmith                  56               President/CEO
George T. Nasser                    59               Director

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

Name & Principal                                     Other Annual
Position                   Year     Salary       Bonus     Compensation

Scott C. Goldsmith         2004    $111,845
President/CEO              2003    $ 68,305
                           2002    $ 61,382
                           2001    $  6,340

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

Name                Shares Beneficially     % Outstanding
                          Owned
Scott C. Goldsmith     2,482,500                13.815

Aleene Goldsmith         100,054                 155.7

George Nasser             95,000                 .528%

Item 12. Exhibits and Reports on Form 8-K
   Included with this report.

Signatures

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2005        Prevention Insurance.com



                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                 APRIL 30, 2005

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------



To the Board of Directors of
Prevention Insurance.Com
2770 S. Maryland Pkwy., #416
Las Vegas, Nevada 89109


We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005, and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1 to the financial statements, the Company currently does not have any continuing sources of revenue. These conditions raise substantial doubt about its ability to remain as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
July 22, 2005

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                                 APRIL 30, 2005



ASSETS
--------------------------------------------------------------------------------

Current assets:
Cash                                                          $     2,330
                                                              -----------

                                                              -----------
TOTAL CURRENT ASSETS                                          $     2,330
                                                              ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
--------------------------------------------------------------------------------

Current liabilities:
Accounts payable                                              $     3,428
TOTAL CURRENT LIABILITIES                                           3,428
                                                              -----------

Commitments                                                            --

Stockholders' (deficit):
Preferred stock, par value $.01, 2,000,000 shares authorized,
no shares issued or outstanding                                        --
Common stock, $.01 par value, 100,000,000 shares authorized,
17,969,918 shares issued and outstanding                          179,714
Additional paid in capital                                      3,537,811
Accumulated (deficit)                                          (3,664,169)
                                                              -----------

                                                                   53,356
Less: Treasury stock, at cost                                     (52,954)
Less: Stock Subscriptions Receivable                               (1,500)
                                                              -----------

Total Stockholder's (Deficit)                                      (1,098)

                                                              -----------
Total Liabilites and Stockholder's Equity                     $     2,330
                                                              ===========



SEE NOTES TO FINANCIAL STATEMENTS

                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30,


                                                                 2005                          2004
                                                                ---------------------------------------



Commission income                                               $ 165,807                    $ 123,800



General and administrative                                        269,356                      161,251
                                                                ---------------------------------------



(Loss) from operations                                           (103,549)                     (37,451)

Interest expense                                                       --                           --


(Loss) before income taxes                                       (103,549)                     (37,451)

Income taxes                                                           --                           --
                                                                ---------------------------------------


Net (loss)                                                      $(103,549)                   $ (37,451)
                                                                =======================================

(Loss) per share                                                $   (0.01)                   $   (0.01)
                                                                =======================================




SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

                                 Preferred Stock                  Common Stock                        Additional
                                        -                                                               paid in        Accumulated
                                      Number         Par value       Number           Par value         capital          deficit
                               -----------------------------------------------------------------------------------------------------

Balance May 1, 2003                          -           -        9,240,817         $ 92,408       $ 3,453,019        $ (3,523,169)
Shares issued for cash                       -           -        2,142,500           21,425            10,200                   -
Shares issued for services                   -           -          665,000            6,665             3,310                   -
Net (loss) for the year                      -           -                -                                                (37,451)
                               -----------------------------------------------------------------------------------------------------

Balance April 30, 2004                       -           -       12,048,317          120,498         3,466,529          (3,560,620)
Shares issued for cash                       -           -        4,330,750           43,308            25,933                   -
Shares issued for services                   -           -        1,215,851           12,159            29,988                   -
Shares issued to reduce debt                                        300,000            3,000            14,612                   -
Shares issued for receivable                                         75,000              750               750                   -
Net (loss) for the year                      -           -                                                                (103,549)
                               -----------------------------------------------------------------------------------------------------
Balance April 30, 2005                     $ -         $ -       17,969,918        $ 179,714       $ 3,537,811        $ (3,664,169)
                               =====================================================================================================


                                        Treasury
                                          stock                Stock Subscriptions                        Total
                               --------------------------------------------------------------------------------------

Balance May 1, 2003                  $ (52,954)                                                            $ (30,696)
Shares issued for cash                       -                                                                31,625
Shares issued for services                   -                                                                 9,975
Net (loss) for the year                                                                                      (37,451)
                               --------------------------------------------------------------------------------------

Balance April 30, 2004                 (52,954)                                                              (26,547)
Shares issued for cash                       -                                                                69,240
Shares issued for services                   -                                                                42,146
Shares issed to reduce debt                  -                                                                17,612
Shares issed for receivable                  -                             (1,500)                                 -
Net (loss) for the year                                                                                     (103,549)
                               --------------------------------------------------------------------------------------
Balance April 30, 2005               $ (52,954)                          $ (1,500)                         $  (1,098)
                               ======================================================================================


SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED APRIL 30,




                                                                                       2005                       2004
                                                                             ------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                              $ (103,549)                   $ (37,451)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt                                            59,758                        9,975
       Increase / (Decrease) in accounts payable                                               (1,747)                      (2,012)
       Increase / (Decrease) in accounts payable - related party                              (21,372)                      (2,137)
                                                                             ------------------------------------------------------
          Net cash used by operating activities                                               (66,910)                     (31,625)

Cash flows from investing activities:
     Purchase of property and equipment                                                             -                            -
                                                                             ------------------------------------------------------
          Net cash used by investing activities                                                     -                            -

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    69,240                       31,625
                                                                             ------------------------------------------------------
          Net cash provided by financing activities                                            69,240                       31,625
                                                                             ------------------------------------------------------

Net increase in cash                                                                            2,330                            -

Cash, beginning of period                                                                          --                           --
                                                                             ------------------------------------------------------

Cash, end of period                                                                        $    2,330                    $      --
                                                                             ======================================================

Non Cash Investing and Financing Activities
            Issuance of Common Stock to reduce Debt                                        $   17,612                    $       -
                                                                             ======================================================
            Issuance of Common Stock for Services                                          $   42,146                    $   9,975
                                                                             ======================================================



            SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND NATURE OF BUSINESS:

   The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

   NATURE OF BUSINESS
   Prevention Insurance.Com (the Company) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. The Company is attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, the co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. To date, the Company has not been successful in its efforts. To defray expenses during the year ended April 30, 2005, the Company received commissions as a dealer representative for the sale of ATM machines.

   GOING CONCERN ISSUES
   As discussed above, the companies financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no continuing source of revenues and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations.

   ESTIMATES
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may differ from these estimates.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION
   The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and losses are expected to continue into the near future. The Company has no continuing source of revenues and its ability to remain a going concern is subject to its ability to raise capital

   CASH AND CASH EQUIVALENTS
   Cash and cash equivalents include highly liquid, temporary cash investments with an original maturity of three months or less from the date of purchase.

   BASIS OF ACCOUNTING
   The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is April 30.

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS



   RECENT PRONOUNCEMENTS
   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability ( or an asset in some circumstances ). The provisions of SFAF 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not believe adopting this standard will have a material impact to its financial statements.

   In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning April 30, 2006. The Company does not believe adopting this new standard will have a material impact to its financial statements.

   In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

   In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

   FAIR VALUE OF FINANCIAL INSTRUMENTS
   The fair value of cash and cash equivalents, accounts payable payables approximates the carrying amount of these financial instruments due to their short maturity.

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS



   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the years ended April 30, 2005, and 2004.

   NET LOSS PER SHARE CALCULATION
   Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS for the year ended April 30, 2005 and April 30, 2004 was 15,330,961 and 10,624,567, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of April 30, 2005 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

   ADVERTISING
   Advertising and marketing costs are expensed when incurred. Advertising expenses for the years ended April 30, 2005 and 2004, were $2,125 and $0, respectively.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred. As of April 30, 2005, there have been no research and development costs.

   CONCENTRATIONS OF CREDIT RISK
   Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

   As of April 30, 2005, the company does not have any significant operations in any specific industry.

   REVENUE RECOGNITION
   Commission income from the sale of ATM machines and the related costs of these sales are recognized at the time of sale.

   STOCK BASED COMPENSATION
   The Company accounts for stock based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.


3. STOCKHOLDER'S EQUITY

   During the year ended April 30, 2005, the Company issued 5,921,601 shares of stock for cash of $66,240 ( an average of approximately $. 011 per share). Additionally, during the year ended April 30, 2004, the Company issued 1,215,851 shares of stock for services. The market price per share was used to value the services at $42,147. As of July 2004 the Company issued 300,000 shares to satisfy an outstanding debt valued at $17,612.

   During the year ended April 30, 2004, the Company issued 2,142,500 shares of stock for cash of $31,625 ( an average of approximately $. 015 per share). Additionally, during the year ended April 30, 2005, the Company issued 665,000 shares of stock for services. The cash price per share was used to value the services at $9,975.

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS




4. RELATED PARTY TRANSACTIONS

   The Company's president and shareholder has advanced monies to the Company. No advances as of April 30, 2005 have been made. The total advances at April 30, 2004 are $21,372, and have been satisfied as of the current period. Total compensation to Scott Goldsmith, the President of the Company, amounted to $111,845 and $67,884 for the year ended April 30, 2005, and 2004, respectively.


5. LOSS PER SHARE

   Loss per share is calculated based on the weighted average number of shares outstanding during the year (15,330,961 shares for the year ended April 30, 2005 and 10,624,567 for the year ended April 30, 2004)


6. COMMITMENTS

   The Company leases office space under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $500 per month. The lease expires April 30, 2006 with minimum rent payable for the year of $4,500.


7. INCOME TAX MATTERS

   The Company accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of and the tax basis of the Company's assets and liabilities. Future income tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates.


   The Company has a net operating loss carryover of approximately $3,600,000 available to offset future taxable income, if any. The loss carryover expires through 2022.