Form 10QSB
period 2005-07-31
PREVENTION INSURANCE COM
filed 2005-09-15
CIK 1134982

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

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended:      07-31-05
                                              ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  05-01-2004 to  07-31-05
                                              ----------    -----------

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

                            PREVENTION INSURANCE.COM
                                 BALANCE SHEETS


                                                                              (UNAUDITED)
                                                                        For the Three Months Ended
                                                                                 July 31,
                                                                                  2005
                                                                        --------------------------
ASSETS
Current assets:
Cash                                                                          $         -
                                                                              -----------
                                                                              -----------
TOTAL CURRENT ASSETS                                                          $         -
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                              $    14,997
Bank Overdraft                                                                      6,228
Advance from Officer / Shareholder                                                 15,000
                                                                              -----------
TOTAL CURRENT LIABILITIES                                                          36,225

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
no shares issued or outstanding                                                         -
Common stock, $.01 par value, 100,000,000 shares authorized,
18,269,918 shares issued and outstanding                                          182,714
Additional paid in capital                                                      3,550,686
Accumulated (deficit)                                                          (3,715,171)
                                                                              -----------

                                                                                   18,229
Less: Treasury stock, at cost                                                     (52,954)
Less: Stock Subscriptions Receivable                                               (1,500)
                                                                              -----------

Total Stockholder's (Deficit)                                                     (36,225)
                                                                              -----------
Total Liabilites and Stockholder's Equity                                     $         0
                                                                              ===========


SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JULY 31,


                                                  (UNAUDITED)       (UNAUDITED)
                                                      2005             2004
                                                   ----------       -----------

Commission income                                  $ 29,856          $ 51,618
General and administrative                           80,858            57,676
                                                   --------          --------
(Loss) from operations                              (51,002)           (6,058)
Interest expense                                          -
                                                   --------          --------
(Loss) before income taxes                          (51,002)           (6,058)
Income taxes                                              -
                                                   --------          --------
Net (loss)                                         $(51,002)         $ (6,058)
                                                   ========          ========
(Loss) per share                                   $  (0.01)         $  (0.01)
                                                   ========          ========


SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    FOR THE THREE MONTHS ENDED JULY 31, 2005

                            Preferred                                   Additional
                              Stock     Par   Common Stock                paid in      Accumulated    Treasury     Stock
                              Number   value     Number     Par value     capital        deficit       stock    Subscriptions
                            --------------------------------------------------------------------------------------------------
Balance April 30, 2005      $    -     $   -   17,969,918   $ 179,714  $ 3,537,811   $ (3,664,169)  $ (52,954)    $ (1,500)
Shares issued for cash                            300,000       3,000       12,875
Net (loss) for the period                                                                 (51,002)
                            --------------------------------------------------------------------------------------------------
Balance July 31, 2005                          18,269,918   $ 182,714  $ 3,550,686   $ (3,715,171)  $ (52,954)    $ (1,500)
                            ==================================================================================================




                                Total
                            -----------
Balance April 30, 2005        $ (1,098)
Shares issued for cash          15,875
Net (loss) for the period      (51,002)
                            -----------
Balance July 31, 2005         $(36,225)
                            ===========



SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JULY 31,


                                                                             2005              2004
                                                                           --------          --------
Cash flows from operating activities:
     Net loss                                                              $(51,002)         $ (6,058)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt
       Increase / (Decrease) in accounts payable                             11,569            (2,769)
       Increase / (Decrease) in accounts payable - related party
       Increase / (Decrease) in advances from officer/shareholder                              (3,673)
                                                                           --------          --------
          Net cash used by operating activities                             (39,433)          (12,500)

Cash flows from investing activities:
     Purchase of property and equipment                                           -                 -
                                                                           --------          --------
          Net cash used by investing activities                                   -

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  15,875            12,500
     Advance from Officer / Shareholder                                      15,000                 -
     Bank Overdraft                                                           6,228                 -
                                                                           --------          --------
          Net cash provided by financing activities                          37,103            12,500
                                                                           --------          --------
Net increase in cash                                                         (2,330)                -

Cash, beginning of period                                                     2,330                 -
                                                                           --------          --------
Cash, end of period                                                               -                 -
                                                                           ========          ========



SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 27, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

2. Stockholder's Equity

During the three months ended July 31, 2005, the Company received cash of $15,875 for 300,000 shares of common stock (an average of approximately $.05 per share).

3. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2005, the Company's founder advanced the Company cash of $15,000.

Officer Compensation for the three months ended July 31, 2005 totaled $28,784.

                              MANAGEMENT DISCUSSION
                      MAY 1, 05       --         JULY 31, 05


We have entered into an agreement with Health Imaging Inc. to merge Health Imaging is a fully Integrated Provider of Positron Emission Tomography (PET SCANNING) used by Physicians to diagnose and treat Cancer, Heart Disease, Parkinsons and Alzeimers Diseases. Providing all Audits are submitted and approved we anticipate the merger would be completed within 60 to 90 days.

MANAGEMENT DISCUSSION OF PREVENTION INSURANCE DIVISION OPERATIONS:

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

QUICK PAY ATM DIVISION

In addition our equipment ATM division is growing we are expanding our sales force. Our average number of ATM sales has increased. Revenue is projected to double next year with the addition of new products and increasing the sales force.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevention Insurance                                    Date: September 15, 2005

/s/ Scott Goldsmith
-------------------
Name:  Scott Goldsmith
Title: President