Form 10QSB
period 2005-10-31
PREVENTION INSURANCE COM
filed 2005-12-15
CIK 1134982

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

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended:      10-31-05
                                              ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  08-01-2004 to  10-31-05
                                              ----------    -----------

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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

                            PREVENTION INSURANCE.COM
                                 BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                       For the Six Months Ended          For the Year Ended
                                                                              October 31,                    April 30,
ASSETS                                                                           2005                           2005
-------------------------------------------------------------------

Current assets:
Cash                                                                              $ 3,688                         $ 2,330
                                                                              -----------                     ------------

                                                                              -----------                     ------------
TOTAL CURRENT ASSETS                                                              $ 3,688                         $ 2,330
                                                                              ===========                     ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-------------------------------------------------------------------

Current liabilities:
Accounts payable                                                                 $ 18,646                         $ 3,428
Bank Overdraft                                                                          -                               -
Advance from Officer / Shareholder                                                 15,000                               -
                                                                              -----------                     ------------
TOTAL CURRENT LIABILITIES                                                          33,646                           3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
no shares issued or outstanding                                                         -
Common stock, $.01 par value, 100,000,000 shares authorized,
18,794,918 shares issued and outstanding                                          187,964                         179,714
Additional paid in capital                                                      3,570,811                       3,537,811
Accumulated (deficit)                                                          (3,734,279)                     (3,664,169)
                                                                              -----------                     ------------

                                                                                   24,496                          53,356
Less: Treasury stock, at cost                                                     (52,954)                        (52,954)
Less: Stock Subscriptions Receivable                                               (1,500)                         (1,500)
                                                                              -----------                     ------------

Total Stockholder's (Deficit)                                                     (29,958)                         (1,098)

                                                                              -----------                     ------------
Total Liabilities and Stockholder's Equity                                        $ 3,688                         $ 2,330
                                                                              ===========                     ============


SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF OPERATIONS

                                                    Six Months Ended                           Three Months Ended
                                                       October 31,                                 October 31,
                                           ----------------------------------          ----------------------------------
                                                (UNAUDITED)      (UNAUDITED)                (UNAUDITED)      (UNAUDITED)
                                                   2005             2004                       2005             2004
                                           ----------------------------------          ----------------------------------
Commission income                                  $ 62,868         $ 62,662                   $ 33,012         $ 33,337
General and administrative expenses                 132,969           80,432                     52,111           43,482
                                                   --------         --------                   --------         --------
                                                          -
                                                          -
                                                          -
(Loss) from operations                              (70,101)         (17,770)                   (19,099)         (10,145)
                                                          -
Interest expense                                          9                -                          9                -
                                                   --------         --------                   --------         --------
                                                          -
                                                          -
(Loss) before income taxes                          (70,110)         (17,770)                   (19,108)         (10,145)
                                                          -
Income taxes                                              -                -                                           -
                                                   --------         --------                   --------         --------
                                                          -
                                                          -
Net (loss)                                         $(70,110)        $(17,770)                  $(19,108)        $(10,145)
                                                   ========         ========                   ========         ========
                                                          -
                                                          -
(Loss) per share                                   $  (0.01)        $  (0.01)                  $  (0.01)        $  (0.01)
                                                   ========         ========                   ========         ========


SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,


                                                                                 2005                          2004
                                                                     -------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                 $ (70,110)                    $ (28,103)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt                                                            11,500
       Increase / (Decrease) in accounts payable                                 15,218                        (3,756)
       Increase / (Decrease) in accounts payable - related party                      -
       Increase / (Decrease) in advances from officer/shareholder                     -                          (641)
                                                                     -------------------------------------------------
          Net cash used by operating activities                                 (54,892)                      (21,000)

Cash flows from investing activities:
     Purchase of property and equipment                                               -                             -
                                                                     -------------------------------------------------
          Net cash used by investing activities                                       -                             -

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      41,250                        21,000
     Advance from Officer / Shareholder                                          15,000                             -
     Bank Overdraft                                                                   -                             -
                                                                     -------------------------------------------------
          Net cash provided by financing activities                              56,250                        21,000
                                                                     -------------------------------------------------

Net increase in cash                                                              1,358                             -

Cash, beginning of period                                                         2,330                             -
                                                                     -------------------------------------------------

Cash, end of period                                                               3,688                             -
                                                                     =================================================


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



2. Stockholder's Equity

During the three months ended October 31, 2005, the Company received cash of $25,375 for 525,000 shares of common stock (an average of approximately $.05 per share).

3. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2005, the Company's founder advanced the Company cash of $15,000. There were no changes during the three months ended October 31, 2005.

Officer Compensation for the three months ended October 31, 2005 totaled
$28,784.

                                    MANAGEMENT DISCUSSION

                  AUGUST 1, 05      _____________       NOVEMBER 30, 05


                  We are currently evaluating the LOI entered into with Health Imaging to merge. We are reviewing the Financials, Stock Structure, and the Lender of the financing to determine if it meets our requirements, and if the deal is sufficient for our shareholders. We are exploring all financing and merger options available to secure the best possible combination for our shareholders. We are unable to give a definitive projection of when a transaction might be completed until more information is provided to us by the Bankers involved.

                                    PREVENTION INSURANCE
                  Management Discussion of Prevention Insurance Operations Preventions Ins Cash needs are being covered by periodic investments and our ATM sales. Insurance Division is looking to launch a new Low cost Health Insurance plan in the first Quarter of the year provided we get the State approvals necessary and funding is secured for the TV Marketing costs involved, if all is in place we feel we, will have a unique low cost value added new health Insurance to offer consumers who cannot afford the regular priced health Insurance being offered today.

                                  QUICK PAY ATM
                  Our financial condition is at present under capitalized. We have been able to pay all of our payables as agreed due to the ATM sales revenue and periodic shareholder investments. We are planning to improve capital structure through a merger or by raising additional capital.

                               FINANCIAL CONDITION
                  Our condition is at present under capitalized. We have been able to pay all of our payables on an as agreed basis from revenue generated by the ATM division and share holder investments. We intend to improve our Capitalization structure through a merger or raising additional capital this coming year.