Form 10QSB
period 2006-01-31
PREVENTION INSURANCE COM
filed 2006-03-17
CIK 1134982

--------------------------------------------------------------------------------
SEC       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334 (6-  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
00)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                   UNITED STATES                                 OMB
         SECURITIES AND EXCHANGE COMMISSION                    APPROVAL
              WASHINGTON, D.C. 20549                   OMB NUMBER: 3235-0416
                                                       EXPIRES: APRIL 30, 2003
                 FORM 10-QSB                           ESTIMATED AVERAGE BURDEN
                                                       HOURS PER RESPONSE: 32.00

(Mark One)
[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended:   January 31, 2006
                                              --------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

              For the transition period from  Nov. 1 2005 to Jan. 31, 2006
                                              -----------    -------------

                        Commission File Number
                                               ----------------

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA
         ------                                                ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

2770 So. Maryland Pkwy.                  Las Vegas, NV      89109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 732
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

                                                                                       (UNAUDITED)                   Audited
                                                                                For the Nine Months Ended      For the Year Ended
                                                                                       January 31,                  April 30,
ASSETS                                                                                     2005                       2005
------

Current assets:
Cash                                                                                 $    10,354                  $     2,330
                                                                                     -----------                  -----------
TOTAL CURRENT ASSETS                                                                 $    10,354                  $     2,330
                                                                                     ===========                  ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current liabilities:
Accounts payable                                                                     $    20,391                  $     3,428
Bank Overdraft                                                                                                              -
Advance from Officer / Shareholder                                                        15,000                            -
                                                                                     -----------                  -----------
TOTAL CURRENT LIABILITIES                                                                 35,391                        3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
no shares issued or outstanding                                                                -
Common stock,   $.01 par value, 100,000,000 shares authorized,
18,794,918 shares issued and outstanding                                                 192,408                      179,714
Additional paid in capital                                                             3,595,367                    3,537,811
Accumulated (deficit)                                                                 (3,759,858)                  (3,664,169)
                                                                                     -----------                  -----------
                                                                                          27,917                       53,356
Less: Treasury stock, at cost                                                            (52,954)                     (52,954)
Less: Stock Subscriptions Receivable                                                           -                       (1,500)
                                                                                     -----------                  -----------
Total Stockholder's (Deficit)                                                            (25,037)                      (1,098)
                                                                                     -----------                  -----------
Total Liabilities and Stockholder's Equity                                           $    10,354                  $     2,330
                                                                                     ===========                  ===========

See Notes to Financial Statements

                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS

                                                               Nine Months Ended                          Three Months Ended
                                                                  January 31,                                 January 31,
                                                         ----------------------------                ----------------------------
                                                         (UNAUDITED)      (UNAUDITED)                (UNAUDITED)      (UNAUDITED)
                                                            2006             2005                       2006             2005
                                                         -----------      -----------                -----------      -----------

Commission income                                         $ 98,408        $ 127,128                   $ 35,540         $ 42,173

General and administrative expenses                        194,087          217,215                     61,118           77,107
                                                          --------        ---------                   --------         --------


(Loss) from operations                                     (95,679)         (90,087)                   (25,579)         (34,934)

Interest expense                                                 9                -                          -                -
                                                          --------        ---------                   --------         --------


(Loss) before income taxes                                 (95,688)         (90,087)                   (25,579)         (34,934)

Income taxes                                                     -                -                                           -
                                                          --------        ---------                   --------         --------


Net (loss)                                                $(95,688)       $ (90,087)                  $(25,579)        $(34,934)
                                                          ========        =========                   ========         ========
                                                                 -
                                                                 -
(Loss) per share                                          $  (0.01)       $   (0.01)                  $  (0.01)        $  (0.01)
                                                          ========        =========                   ========         ========

See Notes to Financial Statements

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS

                                                                                        9 months ended
                                                                                         January 31,
                                                                                  2006               2005
                                                                                ---------         ---------
Cash flows from operating activities:
     Net loss                                                                   $ (95,688)        $ (53,345)
     Adjustments to reconcile net loss to                                               -
      net cash used by operating activities:                                            -
     Changes in operating assets and liabilities:                                       -
       Stock issued for services and to settle debt                                     -
       Increase / (Decrease) in accounts payable                                   16,963
       Increase / (Decrease) in accounts payable - related party                        -
       Increase / (Decrease) in advances from officer/shareholder                       -
                                                                                ---------         ---------
          Net cash used by operating activities                                   (78,726)          (53,345)

Cash flows from investing activities:
     Purchase of property and equipment                                                 -
                                                                                ---------         ---------
          Net cash used by investing activities                                         -                 -

Cash flows from financing activities:
     Proceeds from issuance of common stock                                        70,250            55,740
     Proceeds from stock subscription receivable                                    1,500
     Advance from Officer / Shareholder                                            15,000
     Bank Overdraft                                                                     -
                                                                                ---------         ---------
          Net cash provided by financing activities                                86,750            55,740
                                                                                ---------         ---------

Net increase in cash                                                                8,024             2,395

Cash, beginning of period                                                           2,330
                                                                                ---------         ---------

Cash, end of period                                                                10,354             2,395
                                                                                =========         =========

See Notes to Financial Statements

                            PREVENTION INSURANCE.COM
                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                  FOR THE THREE MONTHS ENDED JANUARY 31, 2006


                                  Preferred           Common               Additional
                                   Stock      Par     Stock        Par      paid in     Accumulated  Treasury    Stock
                                   Number    value    Number      value     capital      deficit      stock   Subscriptions  Total
                                  ------------------------------------------------------------------------------------------------

Before October 31, 2005            $    -   $   -   18,794,918   187,964   3,570,811   (3,734,279)   (52,954)   (1,500)   (28,458)
                                  ================================================================================================
Shares issued for cash                                 444,444     4,444      24,556
Payment of stock subscription
receivable                                                                                                       1,500
Net (loss)                                                                                (25,579)
                                  ------------------------------------------------------------------------------------------------

Balance January 31, 2005           $    -   $   -   19,239,362   192,408   3,595,367   (3,759,858)   (52,954)        -    (25,037)
                                  ================================================================================================

                                                                                0.07

See Notes to Financial Statements

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENT PRESENTATION
   --------------------------------

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


2. STOCKHOLDERS' EQUITY
   --------------------

   During the three months ended January 31, 2006, the Company received cash of $29,000 for 444,444 shares of common stock (an average of approximately $.07 per share).


3. RELATED PARTY TRANSACTIONS
   --------------------------

   During the three months ended July 31, 2005, the Company's founder advanced the Company cash of $15,000. There were no changes during the three months ended January 31, 2006.

   Officer Compensation for the three months ended January 31, 2006, totaled $17,399.

                                   MANAGEMENT DISCUSSION

                  November 1, 05      _____________       Jan 31, 06


                  We have past our deadline on receiving the final documents finacial information on the proposed merger with Health Imaging group. Since there original proposal much has changed, government reimbursments on PET and MRI will be reduced starting in 2007 effecting profits. We will need to factor in those cuts and the impact on the project and the shareholders before we make a final decition on this proposal. We have other options to consider should this merger with Health Imaging not finalize.


                                     PREVENTION INSURANCE

                  Prevention is preparing to test selling Mini Health insurance Plans directly to the public on Television. The value added policies are strucrtured to give a policy holder less coverage but much lower premiums, hospitalization, ambulance, doctor visits, and prescription benefits are included along with preventative features like 24 hr.Doctor on call and Vitamin packs. Annual low costs check ups may also be added in the future. All for apporox. $99.00 per mo for a 50 yr. old non smoker. The test market will tell us more about the response to these policies and if rolling them out would be a benefit to Pevention Insurance.


                                         QUICK PAY ATM

                  Quick Pay revenues are increasing due to a new marketing program that incorporates a mailout of a enticing offer to get either a large floor model ATM machine that dispenses cash or a New compact ATM that dispenses a coupon and is redeemed at the cashier. The mail piece is followed up by a phone call with a trained sales rep. although the program is new it is already bearing friut and sales have increased 25% the increasing sales should have apositive impact over the next few quarters.


                                       FINANCIAL CONDITION

                  We are presently still under capitalized as we have not ventured out to secure any meaningful capital infusians until we see the out come of the merger proposals and the test marketing of our Mini health policies. Due to increasing ATM revenues and some small sales of stock under the 144 restrictions we are current on all payables and will seek to improve our cash flow and profitability in the next few quarters.