Form 10KSB
period 2006-04-29
PREVENTION INSURANCE COM
filed 2006-08-15
CIK 1134982

                                               -------------------------------
                                               |                             |
                                               |         OMB APPROVAL        |
                                               |    OMB Number: 3235-0420    |
                                               |   Expires: April 30, 2003   |
                                               |   Estimated average burden  |
                                               | hours per response: 294.00  |
                                               |                             |
                                               -------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    ----------------------------------------

                                   FORM 10-KSB

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED April 29th, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________
                 Commission File Number _________________________________

                             PREVENTION INSURANCE.COM
                --------------------------------------------------
                  (Name of small business issuer in its charter)


                   NEVADA                                      88-0126444
               --------------                                --------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                organization)                              Identification No.)

    2770 S. Maryland Pkwy. #416
             Las Vegas, NV                                      89109
             --------------                                  --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number  (702) 732-2758

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class         Name of each exchange on which registered

-------------------------------     -----------------------------------------

-------------------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, Par Value $.01 per share
--------------------------------------------------------------------------------
                                 (Title of class)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------------------------------



To the Board of Directors of
Prevention Insurance.Com
2770 S. Maryland Pkwy., #416
Las Vegas, Nevada 89109


We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006, and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
August 9, 2006

                                  PREVENTION INSURANCE.COM
                                       BALANCE SHEETS
                                       APRIL 30, 2006




ASSETS
                                                               -----------

Current assets:
Cash                                                           $      --
                                                               -----------

                                                               -----------
TOTAL CURRENT ASSETS                                           $      --
                                                               ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                                               -----------

Current liabilities:
Accounts payable                                               $     9,999
Bank Overdraft                                                       2,432
                                                               -----------
TOTAL CURRENT LIABILITIES                                           12,431

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
no shares issued or outstanding                                       --
Common stock, $.01 par value, 100,000,000 shares authorized,
19,229,362 shares issued and outstanding                           192,308
Additional paid in capital                                       3,581,842
Accumulated (deficit)                                           (3,733,627)
                                                               -----------

                                                                    40,523
Less: Treasury stock ( 24,233 share), at cost                      (52,954)
Less: Stock Subscriptions Receivable                                  --
                                                               -----------

Total Stockholder's (Deficit)                                      (12,431)

                                                               -----------
Total Liabilities and Stockholder's Equity                     $         0
                                                               ===========




SEE NOTES TO FINANCIAL STATEMENTS

                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30,





                                                       2006                2005
                                                  ---------           ---------


Commission income                                 $ 158,580           $ 165,807

Cost of Goods Sold                                   12,532

General and administrative expenses                 215,497             269,356
                                                  ---------           ---------



(Loss) from operations                              (69,449)           (103,549)

Interest expense                                          9                --
                                                  ---------           ---------


(Loss) before income taxes                          (69,458)           (103,549)

Income taxes                                           --                  --
                                                  ---------           ---------


Net (loss)                                        $ (69,458)          $(103,549)
                                                  =========           =========
                                                                      ---------
                                                                      ---------
(Loss) per share                                  $   (0.01)          $   (0.01)
                                                  =========           =========




              SEE NOTES TO FINANCIAL STATEMENTS

              PREVENTION INSURANCE.COM
      STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

                             Preferred Stock             Common Stock    Additional                              Stock
                                    Par                                   paid in    Accumulated    Treasury    Subscri-
                            Number  value      Number       Par value     capital      deficit       stock      ptions   Total
                            -------------------------------------------------------------------------------------------------------

Balance April 30, 2004          -       -   $ 12,048,317   $ 120,498   $ 3,466,529  $ (3,560,620) $ (52,954)       $ -   $ (26,547)

Shares issued for cash          -       -      4,330,750      43,308        25,933             -          -                 69,240
Shares issued for services      -       -      1,215,851      12,159        29,988             -          -                 42,146
Shares issed to reduce debt                      300,000       3,000        14,612             -          -                 17,612
Shares issed for receivable                       75,000         750           750             -          -     (1,500)          -
Net (loss) for the year         -       -                                               (103,549)                         (103,549)
                            -------------------------------------------------------------------------------------------------------
Balance April 30, 2005        $ -     $ -     17,969,918   $ 179,714   $ 3,537,811  $ (3,664,169) $ (52,954)  $ (1,500)     (1,098)
                                                                                                                                 -
Shares Issued for cash                         1,234,444      12,344        44,031                                          56,375
Shares Issued for services                        25,000         250             -                                             250
Payment of stock
  subscription
  receivable                                                                                                     1,500      1,500
Net (loss)                                                                               (69,458)                          (69,458)
                            -------------------------------------------------------------------------------------------------------

Balance April 30, 2006        $ -     $ -     19,229,362   $ 192,308   $ 3,581,842  $ (3,733,627) $ (52,954)       $ -   $ (12,431)
                            =======================================================================================================

SEE NOTES TO FINANCIAL STATEMENTS

                                         PREVENTION INSURANCE.COM
                                         STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED APRIL 30,






                                                                               2006                2005
                                                                          ---------           ---------
Cash flows from operating activities:
     Net loss                                                             $ (69,458)          $(103,549)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt                             250              42,146
       Increase / (Decrease) in accounts payable                              6,571              (1,747)
       Increase / (Decrease) in accounts payable - related party               --                (3,760)
                                                                          ---------           ---------
          Net cash used by operating activities                             (62,637)            (66,910)

Cash flows from investing activities:
     Purchase of property and equipment                                        --
                                                                          ---------           ---------
          Net cash used by investing activities                                --                  --

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  56,375              69,240
     Proceeds from stock subscription receivable                              1,500                --
     Bank Overdraft                                                           2,432                --
                                                                          ---------           ---------
          Net cash provided by financing activities                          60,307              69,240
                                                                          ---------           ---------

Net increase in cash                                                         (2,330)              2,330

Cash, beginning of period                                                     2,330
                                                                          ---------           ---------

Cash, end of period                                                       $    --             $   2,330
                                                                          =========           =========



Supplemental schedule of noncash activities:
     Stock issued to settle debt                                          $    --             $  17,612




             SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND NATURE OF BUSINESS :

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

NATURE OF BUSINESS
Prevention Insurance.Com (the Company) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. The Company is attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, the co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. To date, the Company has not been successful in its efforts. To defray expenses during the year ended April 30, 2006, the Company received commissions as a dealer representative for the sale of ATM machines.


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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the years ended April 30, 2006, and 2005.

NET LOSS PER SHARE CALCULATION
Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS for the year ended April 30, 2006 and April 30, 2005 was 18,599,640 and 15,330,961, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of April 30, 2006 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

ADVERTISING
Advertising and marketing costs are expensed when incurred. Advertising expenses for the years ended April 30, 2006 and 2005 were $2,745 and $2,125, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses its research and development in the periods incurred. As of April 30, 2006, there have been no research and development costs.

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

As of April 30, 2006, the company does not have any significant operations in any specific industry.

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


3. STOCKHOLDER'S EQUITY

During the year ended April 30, 2006, the Company issued 1,234,444 shares of stock for cash of $56,375 (an average of approximately $. 04 per share). ). Additionally, during the year ended April 30, 2006, the Company issued 25,000 shares of stock for services. The cash price per share was used to value the services at $250.

During the year ended April 30, 2005, the Company issued 4,330,750 shares of stock for cash of $69,240 ( an average of approximately $. 011 per share). Additionally, during the year ended April 30, 2005, the Company issued 1,215,851 shares of stock for services. The market price per share was used to value the services at $42,147. As of July 2004 the Company issued 300,000 shares to satisfy an outstanding debt valued at $17,612.

4. RELATED PARTY TRANSACTIONS

The Company's president and shareholder has advanced monies to the Company. The total advances at April 30, 2006 are $34,775. Total compensation to Scott Goldsmith, the President of the Company, amounted to $98,544 and $111,845 for the year ended April 30, 2006, and 2005, respectively.


5. LOSS PER SHARE

Loss per share is calculated based on the weighted average number of shares outstanding during the year (18,599,640 shares for the year ended April 30, 2006 and 15,330,961 for the year ended April 30, 2005).


6. COMMITMENTS

The Company leases office space under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $500 per month. The lease expires January 31, 2008 with minimum rent payable for the years ended 2006 and 2005 of $6,216 and 4,662, respectively.
..


7    INCOME TAX MATTERS

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


The Company has a net operating loss carryover of approximately $3,700,000 available to offset future taxable income, if any. The loss carryover expires through 2023. A valuation allowance equal to 100% of the deferred tax assets has been established because of the uncertainty of realization of the deferred tax asset due to lack of earning history.