Form 10KSB/A
period 2006-04-29
PREVENTION INSURANCE COM
filed 2006-08-16
CIK 1134982

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

                                  FORM 10-KSB/A

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED April 29th, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from May 1, 2005 to April 29, 2006
            Commission File Number _________________________________

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

Item 6.  Management's Discussion and Analysis of Operations.


                              MANAGEMENT DISCUSSION

                   FEBRUARY 1, 2006           APRIL 29th, 2006

Health Imaging was not able to provide proof of funding in time allotted. It was decided to pursue other opportunities within the Imaging and Healthcare space. We have decided to initiate a transaction on our own, in that regard we have made an offer to purchase a national chain of 18 free standing MRI Centers. The centers produce revenues in excess of 20 mi1lion US Dollars and approximately 3 million in EBITDA. We feel this acquisition would provide a platform with which to build a larger multi-modality imaging business on. We have secured LOI that gives us an exclusive right to purchase the chain within certain time period 90 days from delivering a term sheet that shows our ability to provide sufficient funding, we are currently in negotiations with several funding sources and feel we can secure the commitments necessary to close the transaction within the allotted time frame.


                              PREVENTION INSURANCE

Due to the proposed acquisition of the chain of 'imaging centers and the desire of the underwriting insurance company to take more time in evaluating its interest in marketing low cost healthcare policies on television due to underwriting changes and licencing of sales agents in each area that policies would be written it was decided to put the test on hold and review again in 2007.


                                 QUICK PAY ATM

Quick pay ATM sales continue to increase due to an effective mail out and follow up sales call that has improved Quick Pay's reach and improved contact and closing ratios Quick Pay continues to pay the bulk of overhead for Prevention Insurance while it pursues its acquisition strategy.


                              FINANCIAL CONDITION

We are still undercapitalized but are current with all vendors due to ATM revenue and a small amount of 144 stock sales we anticipate a capital and stock restructure upon completion of the proposed acquisition and the accompanying financing.

Item 7.  Financial Statements.
         See attached.

Item 8.  Changes in and disagreements With Accounts and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control persons: Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning our officers and directors.

         Name                      Age               Position
Scott C. Goldsmith                  57               President/CEO
George T. Nasser                    60               Director

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

Date: August 15, 2006        Prevention Insurance.com



                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                 APRIL 29, 2006

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

              INDEPENDENT AUDITOR'S REPORT                                  F-1

--------------------------------------------------------------------------------

              FINANCIAL STATEMENTS
                BALANCE SHEET                                               F-2
                STATEMENTS OF OPERATIONS                                    F-3
                STATEMENTS OF CHANGES  IN STOCKHOLDERS' (DEFICIT)           F-4
                STATEMENTS OF CASH FLOWS                                    F-5
                NOTES TO THE FINANCIAL STATEMENTS                         F-6-9

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