Form 10KSB/A
period 2005-04-30
PREVENTION INSURANCE COM
filed 2006-09-06
CIK 1134982

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

          For the transition period from ____________ to ____________.

                         Commission File No. 000-32389

                            PREVENTION INSURANCE.COM
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                     88-0126444
-------------------------------------        -----------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

2770 SOUTH MARYLAND PARKWAY, SUITE 416
           LAS VEGAS, NEVADA                                 89109
------------------------------------------------------     ---------
  (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (702) 732-2758

         Securities registered under Section 12(b) of the Exchange Act:

                                     None.

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.01 par value per share
                   -----------------------------------------
                               (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,280,000 shares of Common Stock, par value $.01 per share, as of July 31, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[X]


                                    PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS.

       Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

         Historical Operations: In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12 (g) the National Association of Securities Dealers Automated Quotation System("NASDAQ"). However, in 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000 and we were no longer required to file reports with the Securities and Exchange Commission. Our stock was then no longer quoted on NASDAQ.

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

During the mid 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures that is by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra-Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

         Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for Nutra-Prevention and Nutra-Protection formulas.

       Plan of Operation: We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

       We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

       Management believes that there are perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

       A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

       Management will continue to seek a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

       We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

       Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes.

       The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

* the available technical, financial and managerial resources;

* working capital and other financial requirements; history of operations, if any;

* prospects for the future;

* nature of present and expected competition;

* the quality and experience of management services which may be available and the depth of that management;

* the potential for further research, development, or exploration;

* specific risk factors not now foreseeable but which then may Be anticipated to impact our proposed activities;

* the potential for growth or expansion;

* the potential for profit;

* the perceived public recognition or acceptance of products, services, or trades; name identification and;

* other relevant factors.

            Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

       Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

       A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

       In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

       It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

       While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

       With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

       No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

       As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

       We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

New Business: We have become aware that in many instances individual agents, or sometimes entire agencies, desire to sell their existing books of business. These desires may arise because an agent wishes to diversify his assets to increase his return on equity, or wishes to retire or enter some other business, or no longer wishes to be required to devote time to administrative duties, or the insurance company for which the agent sells (perhaps as a captive agent) changes the arrangements under which the agents operate, or for other reasons. In any of these events, it is often possible for a third person to purchase the agent's book of business, provided that the purchase can provide a satisfactory arrangement for the continuing administration of the book.

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

ITEM 2. DESCRIPTION OF PROPERTY.

       We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS.

       There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information. Our Common Stock is traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LRMT". Any trading has been sporadic and there has been no meaningful trading volume.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

A. Plan of Operations for the Coming Year.

    We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

       We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

       We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

       A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

       The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

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

B. Discussion of Financial Condition and Results of Operations.

       We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

       Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

       Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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


ITEM 7. FINANCIAL STATEMENTS.


                            PREVENTION INSURANCE.COM
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2005


                                TABLE OF CONTENTS

-----------------------------------------------------------------------

F-1              INDEPENDENT AUDITOR'S REPORT

-----------------------------------------------------------------------

                              FINANCIAL STATEMENTS

F-2                BALANCE SHEET
F-3                STATEMENTS OF OPERATIONS
F-4                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
F-5                STATEMENTS OF CASH FLOWS
F-6-7              NOTES TO THE FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-----------------------------------------------------------------------


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



ASSETS
------

Current assets:
Cash                                                                $     2,330
                                                                    -----------

                                                                    -----------
TOTAL CURRENT ASSETS                                                $     2,330
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current liabilities:
Accounts payable                                                    $     3,428
                                                                    -----------
TOTAL CURRENT LIABILITIES                                           $     3,428

Commitments                                                                --

Stockholders' (deficit):
Preferred stock, par value $.01, 2,000,000 shares authorized,
no shares issued or outstanding                                            --
Common stock, $.01 par value, 100,000,000 shares authorized,
17,969,918 shares issued and outstanding                                179,714
Additional paid in capital                                            3,537,811
Accumulated (deficit)
                                                                     (3,664,169)
                                                                    -----------
                                                                         53,356

Less: Treasury stock, at cost                                           (52,954)
Less: Stock Subscriptions Receivable                                     (1,500)
                                                                    -----------

Total Stockholder's (Deficit)                                            (1,098)

                                                                    -----------
Total Liabilities and Stockholder's Equity                          $     2,330
                                                                    ===========



SEE NOTES TO FINANCIAL STATEMENTS

                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30,



                                                          2005             2004
                                                     ---------        ---------


Commission income                                    $ 165,807        $ 123,800



General and administrative                             269,356          161,251
                                                     ---------        ---------



(Loss) from operations                                (103,549)         (37,451)

Interest expense                                          --               --


(Loss) before income taxes                            (103,549)         (37,451)

Income taxes                                              --               --
                                                     ---------        ---------


Net (loss)                                           $(103,549)       $ (37,451)
                                                     =========        =========

(Loss) per share                                     $   (0.01)       $   (0.01)
                                                     =========        =========




SEE NOTES TO FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

                            Preferred Stock       Common Stock       Additional                             Stock
                                       Par                   Par       paid in     Accumulated   Treasury  Subscrip-
                             Number   value      Number     value      capital       deficit      stock     tions          Total
                            -------  -------  ----------  ---------  ------------  ------------  --------  ----------  ------------
Balance May 1, 2003            --       --     9,240,817  $  92,408  $    453,019  $ (3,523,169) $(52,954)            $    (30,696)
Shares issued for cash         --       --     2,142,500     21,425        10,200          --      --                       31,625
Shares issued for services     --       --       665,000      6,665         3,310          --      --                        9,975
Net (loss) for the year        --       --          --                                  (37,451)                            (37,451)
                            -------  -------  ----------  ---------  ------------  ------------  --------  ---------  ------------

Balance April 30, 2004         --       --    12,048,317    120,498     3,466,529    (3,560,620)  (52,954)                 (26,547)
Shares issued for cash         --       --     4,330,750     43,308        25,933          --       --                      69,240
Shares issued for services     --       --     1,215,851     12,159        29,988          --       --                       42,146
Shares issued to reduce debt                    300,000      3,000        14,612          --       --                       17,612
Shares issued for receivable                     75,000        750           750          --       --        (1,500)            --
Net (loss) for the year        --       --                                            (103,549)                            (103,549)
                            -------  -------  ----------  ---------  ------------  ------------  --------  ---------  ------------
Balance April 30, 2005       $ --    $  --    17,969,918  $ 179,714  $  3,537,811  $ (3,664,169) $(52,954)  $ (1,500) $     (1,098)
                            =======  =======  ==========  =========  ============  ============  ========  =========  ============

                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED APRIL 30,



                                                                        2005       2004
                                                                   ---------  ---------
Cash flows from operating activities:
      Net loss                                                     $(103,549) $ (37,451)
      Adjustments to reconcile net loss to
       net cash used by operating activities:
      Changes in operating assets and liabilities:

         Stock issued for services and to settle debt                 59,758      9,975

         Increase / (Decrease) in accounts payable                    (1,747)    (2,012)

         Increase / (Decrease) in accounts payable - related party   (21,372)    (2,137)
                                                                   ---------  ---------
           Net cash used by operating activities
                                                                     (66,910)   (31,625)

Cash flows from investing activities:

      Purchase of property and equipment                                --         --
                                                                   ---------  ---------
           Net cash used by investing activities                        --         --
                                                                   ---------  ---------

Cash flows from financing activities:

      Proceeds from issuance of common stock                          69,240     31,625
                                                                   ---------   ---------
           Net cash provided by financing activities
                                                                      69,240     31,625
                                                                   ---------  ---------


Net increase in cash                                                   2,330       --


Cash, beginning of period                                               --         --
                                                                   ---------  ---------

Cash, end of period                                                $   2,330  $    --
                                                                   =========  =========


Non Cash Investing and Financing Activities
              Issuance of Common Stock to reduce Debt              $  17,612  $    --
                                                                   =========  =========
              Issuance of Common Stock for Services                $  42,146  $   9,975
                                                                   =========  =========

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Financial Statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls

         We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2005, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer.

         We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

         Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended April 30, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control framework and processes were designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

         Our internal control over financial reporting includes those policies and procedures that:

         o pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

         Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Thus, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         Our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we have taken into account the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework in formulating our internal controls.

         Management reviewed the results of its assessment with our Audit Committee and the Board of Directors of the Company.

         Based upon its assessment, management believes that we maintained effective internal control over financial reporting as of April 30, 2005.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

       Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we successfully implemented our business plan described herein. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth certain information concerning the annual compensation paid to our executive officers during our last three fiscal years. We have not paid or awarded any long-term compensation to any person during the past three years, and we have no long-term incentive plans.

Name & Principal                                     Other Annual
Position                   Year     Salary       Bonus     Compensation
------------------         ----     ------       -----     ------------
Scott C. Goldsmith         2005                             $111,845
President/CEO              2004                             $ 68,305
                           2003                             $ 61,382
                           2002                             $  6,340

         We have formulated no plans as to the amounts of future cash compensation. We intend to use the services of agents whose books of business are acquired. Any additional personnel required would have salaries negotiated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                Amount and
                                                Nature of
                    Name and Address of         Beneficial   Percent of
Title of Class      Beneficial Owner (1)        Ownership     Class (2)
--------------    ------------------------      ----------   ----------
Common Stock         Scott C. Goldsmith         2,482,500      13.815%

Common Stock         Aleene Goldsmith             100,054        .557%

Common Stock         George Nasser                 95,000        .528%

                           ---------------------------

   (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.

   (2) Based upon 17,969,918 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Total compensation to Scott Goldsmith, the President of the Company, amounted to $111,845 for the year ended April 30, 2005.

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