Form 10QSB/A
period 2005-07-31
PREVENTION INSURANCE COM
filed 2006-09-06
CIK 1134982

--------------------------------------------------------------------------------
SEC       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334 (6   CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
00)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                   UNITED STATES                                 OMB
         SECURITIES AND EXCHANGE COMMISSION                    APPROVAL
              WASHINGTON D.C. 20549                    OMB NUMBER: 3235-0416
                                                       EXPIRES: APRIL 30, 2005
                 FORM 10-QSB/A                         ESTIMATED AVERAGE BURDEN
                                                       HOURS PER RESPONSE: 32.00

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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                            PREVENTION INSURANCE.COM


                              FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

                            PREVENTION INSURANCE.COM
                                 BALANCE SHEETS

                              FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)



                                                                              (UNAUDITED)
                                                                        For the Three Months Ended       For the Year Ended
                                                                                 July 31,                    April 30,
                                                                                  2005                          2005
                                                                        --------------------------       -------------------
ASSETS
Current assets:
Cash                                                                          $         -                     $     2,330
                                                                              -----------                     ------------
TOTAL CURRENT ASSETS                                                          $         -                     $     2,330
                                                                              ===========                     ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                              $    14,997                     $     3,428
Bank Overdraft                                                                      6,228                               -
Advance from Officer / Shareholder                                                 15,000                               -
                                                                              -----------                     ------------
TOTAL CURRENT LIABILITIES                                                          36,225                           3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
no shares issued or outstanding                                                         -
Common stock, $.01 par value, 100,000,000 shares authorized,
18,269,918 shares issued and outstanding                                          182,714                         179,714
Additional paid in capital                                                      3,550,686                       3,537,811
Accumulated (deficit)                                                          (3,715,171)                     (3,664,169)
                                                                              -----------                     ------------

                                                                                   18,229                         53,356
Less: Treasury stock, at cost                                                     (52,954)                       (52,954)
Less: Stock Subscriptions Receivable                                               (1,500)                        (1,500)
                                                                              -----------                     -----------

Total Stockholder's (Deficit)                                                     (36,225)                        (1,098)
                                                                              -----------                     -----------
Total Liabilites and Stockholder's Equity                                     $         0                     $    2,330
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