Form 10QSB/A
period 2006-01-31
PREVENTION INSURANCE COM
filed 2006-09-06
CIK 1134982

--------------------------------------------------------------------------------
SEC       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334 (6-  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
00)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                   UNITED STATES                                 OMB
         SECURITIES AND EXCHANGE COMMISSION                    APPROVAL
              WASHINGTON, D.C. 20549                   OMB NUMBER: 3235-0416
                                                       EXPIRES: APRIL 30, 2003
                 FORM 10-QSB/A                         ESTIMATED AVERAGE BURDEN
                                                       HOURS PER RESPONSE: 32.00

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

                        Commission File Number
                                               ----------------

                            PREVENTION INSURANCE.COM
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                88-0126444
         ------                                                ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

2770 So. Maryland Pkwy.                  Las Vegas, NV      89109
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