Form 10QSB
period 2006-07-31
PREVENTION INSURANCE COM
filed 2006-09-15
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


		For the quarterly period ended:	July 31, 2006
						-------------


[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


		For the transition period from:


			Commission file number:	000-32389
						---------

                           	PREVENTION INSURANCE.COM
	-----------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)


                  NEVADA                                        88-0126444
       -------------------------------			    -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


		   2770 So. Maryland Pkwy., Las Vegas, NV 89109
		   --------------------------------------------
                     (Address of principal executive offices)

                                  (702) 732-2758
			   ---------------------------
                           (Issuer's telephone number)


		----------------------------------------------------
		(Former name, former address and former fiscal year,
			if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [ ]  NO [X]


		APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
		      PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. [ ] YES [ ]NO


			APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 19,569,362 shares of common stock, $0.001 par value, as of September 13, 2006
-------------------------------------------------------------------------------

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

  PART I - FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS.............................................1
              Balance Sheet (Unaudited)........................................1
              Statement of Operations (Unaudited)..............................2
              Statement of Changes in Stockholders' (Deficit) (Unaudited)..... 3
              Statement of Cash Flows (Unaudited)..............................4
              Notes to Financial Statements (Unaudited)........................5
      ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................. 6
      ITEM 3. CONTROLS AND PROCEDURES.........................................11


  PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS..............................................12
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................12
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................12
      ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS.....12
      ITEM 5.  OTHER INFORMATION..............................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................12

  SIGNATURE...................................................................13









				   PREVENTION INSURANCE.COM
					 BALANCE SHEETS




                                                               (Unaudited)    	      Audited
ASSETS                                                           July 31,	     April 30,
								   2006  	        2006
------							       ===========	    ===========


Current assets:
Cash                                                           $	 -          $	      -
							       -----------	    -----------

TOTAL CURRENT ASSETS                                           $	 -          $	      -
							       ===========	    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current liabilities:
Accounts payable                                               $     9,674          $	  9,999
Advance from officer / shareholder                                  18,500           	      -
Bank Overdraft                                                       3,179       	  2,432
							       -----------	    -----------
TOTAL CURRENT LIABILITIES                                           31,352      	 12,431
							       ===========	    ===========

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01,
 2,000,000 shares authorized,
 no shares issued or outstanding                                          -           	      -
Common stock,   $.01 par value,
 100,000,000 shares authorized,
 19,569,362 shares issued and outstanding                          195,708    		192,308
Additional paid in capital                                       3,588,442   	      3,581,842
Accumulated (deficit)                                          	(3,762,548) 	     (3,733,627)
								----------	    -----------
                                                                    21,602      	 40,523
Less: Treasury stock, at cost                                      (52,954)    		(52,954)
Less: Stock Subscriptions Receivable                                     -           	      -
								----------	    -----------

Total Stockholders' (Deficit)                                      (31,352)    	 	(12,431)
								----------	    -----------
Total Liabilities and Stockholders' (Deficit)                   $        -          $	      -
								==========	    ===========


			SEE NOTES TO FINANCIAL STATEMENTS



                              PREVENTION INSURANCE.COM
			      STATEMENTS OF OPERATIONS
			 FOR THE THREE MONTHS ENDED JULY 31,


                                       	 	  	Unaudited
                                    		  2006  	   2005
						========	========

   Commission income                		$ 21,121  	$ 29,856

   Cost of Goods Sold                   	     198               -

   General and administrative expenses        	  49,844          80,858
   						--------	--------


   (Loss) from operations			 (28,921)        (51,002)
   Interest expense            		 	       -               -
                        	      		--------	--------


   (Loss) before income taxes        		 (28,921)        (51,002)
   Income taxes                           	       -               -
						--------	--------

   Net (loss)   	            		$(28,921)       $(51,002)
                                  		========	========

   (Loss) per share                 		$  (0.01)       $  (0.01)
						========	========


   			SEE NOTES TO FINANCIAL STATEMENTS




 			PREVENTION INSURANCE.COM
               STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                  FOR THE THREE MONTHS ENDED JULY 31, 2006

                               Preferred           Common              Additional
                                 Stock     Par     Stock       Par     Paid in     Accumulated   Treasury   Stock
				 Number    Value   Number     Value    Capital	   Deficit	 Stock     Subscriptions  Total
         		     ----------- ------- ----------  --------  ---------- ------------  ---------  ------------- --------

Balance April 30, 2006                 - $     - 19,229,362  $192,308  $3,581,842 $ (3,733,627) $ (52,954) $           - $(12,431)
			     =========== ======= ==========  ========  ========== ============  =========  ============= ========

Shares issued for cash                 -       -    340,000  $  3,400  $    6,600 $         -   $       -  $           -  350,000

Net (loss) for the period
ended July 31, 2006	               - $     -	  -  $      -  $        - $ (28,921) $           -  $	-         (28,921)
         		     ----------- ------- ----------  --------  ---------- ------------  ---------  ------------- --------

                                       - $     - 19,569,362  $195,708  $3,588,442 $ (3,762,548) $ (52,954) $           - $(31,352)
			     =========== ======= ==========  ========  ========== ============  =========  ============= ========

					SEE NOTES TO FINANCIAL STATEMENTS




                                PREVENTION INSURANCE.COM
                                STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JULY 31,2006

                                                                                                    (Unaudited)
                                                                                                 2006         2005
											      =========	    =========

Cash flows from operating activities:
     Net loss									              $(28,921)     $(51,002)
     Adjustments to reconcile net loss to							     -		   -
      net cash used by operating activities:							     -		   -
     Changes in operating assets and liabilities:						     -		   -
       Stock issued for services and to settle debt						     -	 	   -
       Increase / (Decrease) in accounts payable                                     		  (325)       11,569
                                           						      ---------	    ---------
          Net cash used by operating activities                   			       (29,246)      (39,433)


Cash flows from investing activities:
     Purchase of property and equipment								     - 		   -
                                      							      ---------	    ---------
	  Net cash used by investing activities                       				     -             -


Cash flows from financing activities:
     Proceeds from issuance of common stock                                                     10,000        15,875
     Advance from officer / shareholder                                                         18,500        15,000
     Bank Overdraft                                                                              3,179         6,228
                              								      ---------	    ---------
Net cash provided by financing activities                  					31,679        37,103
                                           						      =========	    =========

Net increase in cash                                                                             2,432        (2,330)


Cash, beginning of period                                                                       (2,432)        2,330
											      ---------	    ---------

Cash, end of period                                                                                  -             -
											      =========	    =========


SEE NOTES TO FINANCIAL STATEMENTS





                           PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS
			      AS OF JULY 31, 2006






1.    FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A for the year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 16, 2006.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

GOING CONCERN ISSUES

As discussed above, the companies financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal courseof business. Currently, the Company has no continuing source of revenues and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations.


2.    STOCKHOLDERS' EQUITY

During the three months ended July 31, 2006, the Company received cash of $10,000 for 340,000 shares of common stock (an average of approximately $.03 per share).


3.    RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2006, the Company's founder advanced the Company cash of $18,500.

Officer Compensation for the three months ended July 31, 2006, totaled $22,953.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

DESCRIPTION OF OUR BUSINESS

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

HISTORY.

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


GENERAL.

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

We are presently pursuing the acquisition of 18 free standing MRI imaging centers that are located across the United States. We have received a term sheet from a California Trust Fund that indicates a interest in providing the funding to complete the acquisition. We anticipate providing that the due diligence goes smoothly the acquisition should close within 90 days.

GOING CONCERN

      There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes to the April 30, 2006 financial statements filed by Prevention Insurance.com on Form 10-KSB. Those conditions continued through the first quarter of 2006 resulting in operating losses and liquidity shortages. As of July 31, 2006, current liabilities exceed current assets by approximately $31,000.

      Management continues to meet operating deficits primarily through Revenue our ATM equipment sales division, Quick Pay that is selling ATM machines to retail outlets around the U. S. We have also received a small amount of capital from existing shareholders through periodic stock sales.

CRITICAL ACCOUNTING POLICIES

      REVENUE RECOGNITION

      Prevention Insuarnce.com recognizes Commission income from the sale of ATM machines and the related costs of these sales are recognized at the time of sale.

      RESULTS OF OPERATIONS

      Results of Operations For The Three Month Period Ended July 31, 2006 Compared To The Same Period Ended July 31, 2005

      REVENUES.

      Revenues for the three months ended July 31, 2006 were $21,121 versus $29,856 for the corresponding 2005 period, a decrease of $8,735 or 29%. The decrease was attributable to fewer sales of eTotalSource's CD training products.

      EXPENSES.

      General and administrative expenses for the three month period ended July 31, 2006 were $50,042 as compared to $80,858 for the comparable 2005 period, a decrease of $30,816 or 38%. The decrease was primarily due to a decrease in stock compensation and professional fees.

      GAIN (LOSS) FROM OPERATIONS.

      Prevention Insurance.com recognized a loss for the three month period ended July 31, 2006 in the amount of $28,921 or $0.01 per share, as compared with a loss of $51,002 or $0.01 per share for the corresponding period ended July 31, 2005. The decrease of $22,081 or $0.003 per share was attributable to the decrease of professional fees.

FACILITIES AND LEASES

        Prevention Insurance.com leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $500 per month. The lease expires April 30, 2008 with minimum rent payable for the year of $4,500.


DIVIDENDS

      Prevention Insurance.com does not intend to pay dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

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

ITEM 3.  CONTROLS AND PROCEDURES.

      A.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our President and Chief Executive Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      B.    CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of our internal controls during the Company's last fiscal quarter, our President and Chief Executive Officer have determined that there are no changes to Prevention Insuarnce.com' internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.


                                    PART II


                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

       There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS PURSUANT TO REGULATION S-K:

            Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

            Exhibit 32.1 Section 906 Certification by President and Chief Executive Officer

      B.    REPORTS ON FORM 8-K:

                    None.


                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  		PREVENTION INSURANCE.COM
				(Registrant)



September 15, 2006	By:   /s/ Scott Goldsmith
			      -------------------
                        	  Scott Goldsmith,
				  President, Chief Executive Officer,
				  and Director