Form 10KSB/A
period 2005-04-30
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                               1934, AS AMENDED:

                   For the fiscal year ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

         For the transition period from ____________ to ____________.

                         Commission File No. 000-32389

                           PREVENTION INSURNACE.COM
                ----------------------------------------------
                (Name of small business issuer in its charter)

                         NEVADA             88-0126444
                -----------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)                  Identification Number)

2770 SOUTH MARYLAND PARKWAY, SUITE 416
           LAS VEGAS, NEVADA                                    89109
------------------------------------------------------        ---------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such  filing requirements for the past 90 days.
					[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]
State issuer's revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,719,362 shares of Common Stock, par value $.01 per share, as of October 31, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

Transitional Small Business Disclosure Format (Check one):   Yes[ ] No[X]


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

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
July 22, 2005


                                      F-1

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                                 APRIL 30, 2005



ASSETS
-------------------------------------------------------------------------

Current assets:
Cash                                                          	$   2,330
                                                              	---------

                                                              	---------
TOTAL CURRENT ASSETS                                          	$   2,330
                                                              	=========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-------------------------------------------------------------------------


Current liabilities:
Accounts payable                                              	$   3,428
                                                              	---------
TOTAL CURRENT LIABILITIES                                       $   3,428

Commitments                                                            --

Stockholders' (deficit):
Preferred stock, par value $.01, 2,000,000 shares authorized,
no shares issued or outstanding                                        --
Common stock, $.01 par value, 100,000,000 shares authorized,
17,969,918 shares issued and outstanding                          179,714
Additional paid in capital                                      3,537,811
Accumulated (deficit)                                          (3,664,169)
                                                             	---------
                                                                   53,356

Less: Treasury stock, at cost                                     (52,954)
Less: Stock Subscriptions Receivable                               (1,500)
                                                                ---------

Total Stockholder's (Deficit)                                      (1,098)

                                                              	---------
Total Liabilities and Stockholder's Equity                     	$   2,330
                                                              	=========



SEE NOTES TO FINANCIAL STATEMENTS


                                      F-2
                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30,



                                   2005           	   2004
                                ---------------------------------


Commission income              	$ 165,807		$ 123,800



General and administrative        269,356    		  161,251
                               	---------------------------------



(Loss) from operations		 (103,549)                (37,451)

Interest expense                       --                      --


(Loss) before income taxes       (103,549)         	  (37,451)

Income taxes                           --                      --
                               	---------------------------------


Net (loss)                     	$(103,549)       	$ (37,451)
                               	=================================

(Loss) per share               	$   (0.01)            	$   (0.01)
                               	=================================





SEE NOTES TO FINANCIAL STATEMENTS





                                      F-3

                           PREVENTION INSURANCE.COM
               STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                  FOR THE YEARS ENDED APRIL 30, 2005 AND 2004


			     Preferred Stock	        Common Stock
               		    ----------------	--------------------------	  Additional	Accumulated	  Treasury	    Stock
               		    Number  Par Value 	   Number	 Par Value	Paid In Capital	  Deficit	   Stock	Subscriptions	   Total
			    =================	===========================	===============	============	============	=============	============
Balance May 1, 2003		-	-      	9,240,817	$    92,408	$   453,019 	$(3,523,169)	$   (52,954)	$   	  -	$   (30,696)
			    =================	===========================	===============	============	============	=============	============

Shares issued for cash		-	-	2,142,500	     21,425	     10,200		  -		  -	     	  -	     31,625

Shares issued for services	-	-	  665,000	      6,665	      3,310		  -		  -	          -	      9,975

Net (loss) for the year		-	-		-	    	  -	 	  -	    (37,451)		  -		  -	    (37,451)
			    =================	===========================	===============	============	============	=============	============
Balance April 30, 2004		-	-	12,048,317	$   120,498	$  3,466,529	$(3,560,620)	$   (52,954)	$	  -	$   (26,547)
			    =================	===========================	===============	============	============	=============	============

Shares issued for cash		-	-	4,330,750	     43,308	      25,933		  -		  -		  -	     69,240

Shares issued for services	-	-	1,215,851	     12,159	      29,988		  -		  -		  -	     42,146

Shares issed to reduce debt	-	-	  300,000	      3,000	      14,612		  -		  -		  -	     17,612

Shares issed for receivable	-	-	   75,000		750		 750		  -		  -	     (1,500)		  -

Net (loss) for the year		-	-	 	-		  -		   -	   (103,549)		  -		  -	   (103,549)
			    =================	===========================	===============	============	============	=============	============
Balance April 30, 2005		-	-	17,969,918	$   179,714	$  3,537,811	$(3,664,169)	$   (52,954)	$    (1,500)	$    (1,098)




                                      F-4

                           PREVENTION INSURANCE.COM
                           STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED APRIL 30,



                                                                            2005	    2004
									===========	===========
Cash flows from operating activities:
   Net loss								$  (103,549)	$   (37,451)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
   Changes in operating assets and liabilities:
      Stock issued for services and to settle debt			     59,758	      9,975
      Increase / (Decrease) in accounts payable				     (1,747)	     (2,012)
      Increase / (Decrease) in accounts payable - related party		    (21,372)	     (2,137)
									-----------	-----------
             Net cash used by operating activities			    (66,910)	    (31,625)

Cash flows from investing activities:
   Purchase of property and equipment						  -		  -
									-----------	-----------
             Net cash used by investing activities				  -		  -

Cash flows from financing activities:
   Proceeds from issuance of common stock				     69,240	     31,625
									-----------	-----------
             Net cash provided by financing activities			     69,240	     31,625
									-----------	-----------

Net increase in cash							      2,330		  -

Cash, beginning of period							  -		  -
									-----------	-----------
Cash, end of period							$     2,330	$	  -
									===========	===========
Non Cash Investing and Financing Activities
    Issuance of Common Stock to reduce Debt				$    17,612	$	  -
    Issuance of Common Stock for Services				$    42,146	$     9,975






                                      F-5




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


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ADVERTISING
Advertising  and  marketing  costs  are expensed  when  incurred.   Advertising
expenses for the years ended April 30, 2005 and 2004, were $2,125 and $0, respectively..

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

      Our internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.


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

      Our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2005. In making this assessment, we have taken into account the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework in formulating our internal controls.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       Included with this report.

                                  SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the small business issuer caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2006        Prevention Insurance.com


                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President