Form 10QSB/A
period 2005-07-31
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                 FORM 10-QSB/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

                       _________________________________

                        COMMISSION FILE NO.  000-32389
                       _________________________________


                           PREVENTION INSURANCE.COM
                (Name of Small Business Issuer in Its Charter)

                   NEVADA                                 88-0126444
	-------------------------		---------------------------
	(State or Other Jurisdiction 		      (I.R.S.  Employer
            of Incorporation or 		      Identification No.)
	     Organization)

   2770 SOUTH MARYLAND PARKWAY, SUITE 416                    89109
              LAS VEGAS, NEVADA
 ------------------------------------------	         -----------
  (Address of Principal Executive Offices)                (Zip Code)

                                  (702) 732-2758
		 -----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)


Check  whether  the  registrant  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006, 19,719,632 shares of common stock were outstanding.

Transitional Small Business Disclosure Format. Yes[ ] No[X]





                           PREVENTION INSURANCE.COM

                                 FORM 10-QSB/A

                               TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
   ITEM 1.  CONDENSED FINANCIAL STATEMENTS.................................3
      Balance Sheets - July 31, 2005 and April 30, 2005....................4
      Statements of Operations - Three Months Ended July 31, 2005 and 2004.5 Statements of Cash Flows - Three Months ended July 31, 2005 and 2004.6
      Notes to Financial Statements........................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......8
   ITEM 3.  CONTROLS AND PROCEDURES.......................................12

PART II. - OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS.............................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................12
   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS............12
   ITEM 5.  OTHER INFORMATION.............................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................13

SIGNATURE PAGE

  Exhibit 31.1 Section 302 Certification by President and Chief Executive
  Officer
  Exhibit 32.1 Section 906 Certification by President and Chief Executive
  Officer




                                    PART I


                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           PREVENTION INSURANCE.COM
                              FINANCIAL STATEMENTS
                              AS OF JULY 31, 2005


                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

BALANCE SHEETS AS OF JULY 31, 2005 AND APRIL 31, 2005                       4

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004  5

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004  6

NOTES TO  FINANCIAL STATEMENTS AS OF JULY 31, 2005                          7




                           PREVENTION INSURANCE.COM
                                BALANCE SHEETS


                                                               (UNAUDITED)
                                                              For the Three  For theYear
                                                              Months Ended     Ended
                                                                July 31,      April 30,
                                                                  2005         2005
                                                              ------------  -------------

ASSETS
Current assets:
Cash                                                          $          -  $       2,330
                                                              ------------  -------------
							      ------------  -------------


TOTAL CURRENT ASSETS                                                     -          2,330
							      ============  =============



LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                    14,997          3,428
Bank Overdraft                                                       6,228              -
Advance from Officer / Shareholder                                  15,000              -
                                                               ------------  -------------

TOTAL CURRENT LIABILITIES                                           36,225          3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
  no shares issued or outstanding                                        -              -
Common stock, $.01 par value, 100,000,000 shares authorized,
  18,269,918 shares issued and outstanding                         182,714        179,714
Additional paid in capital                                       3,550,686      3,537,811
Accumulated (deficit)                                           (3,715,171)    (3,664,169)
                                                               ------------  -------------


                                                                    18,229         53,356
Less: Treasury stock, at cost                                      (52,954)       (52,954)
Less: Stock Subscriptions Receivable                                (1,500)        (1,500)
                                                               ------------  -------------


Total Stockholder's (Deficit)                                      (36,225)        (1,098)
                                                               ------------  -------------

Total Liabilities and Stockholder's Equity                     $         -   $      2,330
							       ============  =============






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
                                                   ========          ========







SEE NOTES TO FINANCIAL STATEMENTS







                           PREVENTION INSURANCE.COM
                           STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JULY 31,




                                                                  (UNAUDITED)  (UNAUDITED)
                                                                      2005        2004
                                                                  -----------  -----------

Cash flows from operating activities:
     Net loss                                                     $   (51,002) $    (6,058)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt                         -            -
       Increase / (Decrease) in accounts payable                       11,569       (2,769)
       Increase / (Decrease) in advances from officer/shareholder           -       (3,673)
                                                                   ----------  -----------
          Net cash used by operating activities                       (39,433)     (12,500)

Cash flows from investing activities:
     Purchase of property and equipment                                     -            -
                                                                   ----------  -----------
          Net cash used by investing activities                             -            -

Cash flows from financing activities:
     Proceeds from issuance of common stock                            15,875       12,500
     Advance from Officer / Shareholder                                15,000            -
     Bank Overdraft                                                     6,228            -
                                                                   ----------  -----------
          Net cash provided by financing activities                   37,1031        2,500
                                                                   ----------  -----------
Net increase in cash                                                   (2,330)           -

Cash, beginning of period                                               2,330            -
                                                                   ----------  -----------
Cash, end of period                                                         -            -
                                                                   ==========  ===========


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

We have entered into an agreement with Health Imaging Inc. to merge Health Imaging is a fully Integrated Provider of Positron Emission Tomography (PET SCANNING) used by Physicians to diagnose and treat Cancer, Heart Disease, Parkinson's and Alzheimer's Diseases. Providing all Audits are submitted and approved we anticipate the merger would be completed within 60 to 90 days.

GOING CONCERN

      There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes to the April 30, 2005 financial statements filed by Prevention Insurance.com on Form 10-KSB. Those conditions continued through the first quarter of 2005 resulting in operating losses and liquidity shortages. As of July 31, 2005, current liabilities exceed current assets by approximately $36,000.

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

      RESULTS OF OPERATIONS
      Results of Operations for the three months ended July 31, 2005t compared to The Same Period Ended July 31, 2004

      REVENUES
      Revenues for the three months ended July 31, 2005 were $29,856 versus $51,618 for the corresponding 2004 period, a decrease of $21,762 or 42%. The decrease was attributable to fewer sales of Prevention's ATM machine sales.

      EXPENSES
      General and administrative expenses for the three month period ended July 31, 2005 were $50,858 as compared to $57,676 for the comparable 2004 period, an increase of $23,182 or 40%. The increase was primarily due to an increase in officer compensation and professional fees.

      GAIN (LOSS) FROM OPERATIONS.
      Prevention Insurance.com recognized a loss for the three month period ended July 31, 2005 in the amount of $51,002 or $0.01 per share, as compared with a loss of $6,058 or $0.01 per share for the corresponding period ended July 31, 2004.

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

QUICK PAY ATM DIVISION

Our ATM division is growing. Our average number of ATM placement has increased from 2 - 3 per month to 4-8 per month. Revenue is projected next year at $175,000 or more in sales. We anticipate opening an additional sales office to boost sales further.

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS PURSUANT TO REGULATION S-K:

             Exhibit 31.1Section 302 Certification by President and Chief Executive Officer
             Exhibit 32.1Section 906 Certification by President and Chief Executive Officer

      B.    REPORTS ON FORM 8-K:

                    None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 	PREVENTION INSURANCE.COM



December 18, 2006	By:   /s/ Scott Goldsmith
			-------------------------
                       Scott Goldsmith, President, Chief Executive
		       Officer, and Director