Form 10QSB/A
period 2005-10-31
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                 FORM 10-QSB/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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


Check  whether  the  registrant  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006, 19,719,632 shares of common stock were outstanding.

Transitional Small Business Disclosure Format. Yes[ ] No[X]









                           PREVENTION INSURANCE.COM

                                 FORM 10-QSB/A

                               TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
   ITEM 1.  CONDENSED FINANCIAL STATEMENTS.....................................3
         Balance Sheets - October 31, 2005 and April 30, 2005..................4
         Statements of Operations - Six Months Ended October 31, 2005 and 2004.5 Statements of Cash Flows - Six Months ended October 31, 2005 and 2004.6
         Notes to Financial Statements.........................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........8
   ITEM 3.  CONTROLS AND PROCEDURES...........................................12

PART II. - OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS.................................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................12
   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................12
   ITEM 5.  OTHER INFORMATION.................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................13

SIGNATURE PAGE

  Exhibit 31.1 Section 302 Certification by President and Chief Executive
  Officer
  Exhibit 32.1 Section 906 Certification by President and Chief Executive
  Officer






                                    PART I


                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           PREVENTION INSURANCE.COM
                              FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2005


                         INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

BALANCE SHEETS AS OF OCTOBER 31, 2005 AND APRIL 31, 2005                    4

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 5

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 6

NOTES TO  FINANCIAL STATEMENTS AS OF OCTOBER 31, 2005                       7




                           PREVENTION INSURANCE.COM
                                BALANCE SHEETS


                                                                    (UNAUDITED)
                                                                    For the Six    For the Year
                                                                   Months Ended     Ended
                                                                     October31,     April 30,
                                                                        2005         2005
                                                                   ------------    -------------

ASSETS
Current assets:
Cash                                                               $      3,688    $       2,330
                                                                   ------------    -------------
                                                                   ------------    -------------
TOTAL CURRENT ASSETS                                                      3,688            2,330
								   ============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                         18,646            3,428
Bank Overdraft                                                                -                -
Advance from Officer / Shareholder                                       15,000                -
                                                                   ------------    -------------
TOTAL CURRENT LIABILITIES                                                33,646            3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
  no shares issued or outstanding                                             -                -
Common stock, $.01 par value, 100,000,000 shares authorized,
  18,794,918 shares issued and outstanding                              187,964          179,714
Additional paid in capital                                            3,570,811        3,537,811
Accumulated (deficit)						     (3,734,279)      (3,664,169)
                                                                   ------------    -------------
                                                                         24,496           53,356
Less: Treasury stock, at cost						(52,954)         (52,954)
Less: Stock Subscriptions Receivable        				 (1,500)          (1,500)
                                                                   ------------    -------------
Total Stockholder's (Deficit)						(29,958)   	  (1,098)
								   ------------    -------------
Total Liabilities and Stockholder's Equity                         $      3,688    $       2,330
							           ============    =============





SEE NOTES TO FINANCIAL STATEMENTS














                           PREVENTION INSURANCE.COM
                           STATEMENTS OF OPERATIONS




                                               Six Months Ended        Three Months Ended
                                                  October 31,             October 31,
                                       ----------------------------  ------------------------------
                                         (UNAUDITED)     (UNAUDITED) (UNAUDITED)      (UNAUDITED)
                                              2005           2004       2005             2004
                                       -------------  -------------  -------------  ---------------

Commission income                      $      62,868  $      62,662  $      33,012  $        33,337
General and administrative expenses          132,969         80,432         52,111           43,482
                                       -------------  -------------  -------------  ---------------

                                                   -
                                                   -
                                                   -
(Loss) from operations                       (70,101)       (17,770)       (19,099)         (10,145)
                                                   -
Interest expense                                   9              -              9                -
                                       -------------  -------------  -------------  ---------------

                                                   -
                                                   -
(Loss) before income taxes                   (70,110)       (17,770)       (19,108)         (10,145)
                                                   -
Income taxes                           -------------  -------------  -------------  ---------------

                                                   -
                                                   -
Net (loss)                             $     (70,110) $     (17,770) $     (19,108) $       (10,145)
                                       =============  =============  =============  ===============
                                                   -
                                                   -
(Loss) per share                       $       (0.01) $       (0.01) $       (0.01) $         (0.01)
                                       =============  =============  =============  ===============







SEE NOTES TO FINANCIAL STATEMENTS






                            PREVENTION INSURANCE.COM
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,


                                                                          2005             2004
                                                                     ------------     -------------

Cash flows from operating activities:
     Net loss                                                        $    (70,110)    $     (28,103)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Stock issued for services and to settle debt                             -            11,500
       Increase / (Decrease) in accounts payable                           15,218            (3,756)
       Increase / (Decrease) in accounts payable - related party                -                 -
       Increase / (Decrease) in advances from officer/shareholder               -              (641)
                                                                     ------------     -------------
          Net cash used by operating activities                           (54,892)          (21,000)

Cash flows from investing activities:
     Purchase of property and equipment 					-                 -
                                                                     ------------     -------------
          Net cash used by investing activities					-                 -

Cash flows from financing activities:
     Proceeds from issuance of common stock        			   41,250            21,000
     Advance from Officer / Shareholder					   15,000                 -
     Bank Overdraft								-                 -
                                                                     ------------     -------------
          Net cash provided by financing activities			   56,250            21,000
                                                                     ------------     -------------

Net increase in cash							    1,358                 -

Cash, beginning of period						    2,330                 -
                                                                     ------------     -------------

Cash, end of period							    3,688                 -
								     ============     =============






SEE NOTES TO FINANCIAL STATEMENTS



                           PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on October 27, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.


2. Stockholder's Equity

During the six months ended October 31, 2005, the Company received cash of $25,375 for 525,000 shares of common stock (an average of approximately $.05 per share).

3. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2005, the Company's founder advanced the Company cash of $15,000.

Officer Compensation for the six months ended October 31, 2005 totaled $46,540.


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

GOING CONCERN

      There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes to the April 30, 2005 financial statements filed by Prevention Insurance.com on Form 10-KSB. Those conditions continued through the second quarter of 2005 resulting in operating losses and liquidity shortages. As of October 31, 2005, current liabilities exceed current assets by approximately $30,000.

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

      RESULTS OF OPERATIONS
      Results of Operations for the Six months ended October 31, 2005 compared to The Same Period Ended October 31, 2004

      REVENUES
      Revenues for the Six months ended October 31, 2005 were $62,868 versus $62,662 for the corresponding 2004 period. Revenue was comparable.

      EXPENSES
      General and administrative expenses for the Six month period ended October 31, 2005 were $132,969 as compared to $80,432 for the comparable 2004 period, an increase of $52,537 or 65%. The increase was primarily due to an increase in officer compensation and professional fees.

      GAIN (LOSS) FROM OPERATIONS.
      Prevention Insurance.com recognized a loss for the Six month period ended October 31, 2005 in the amount of $70,101 or $0.01 per share, as compared with a loss of $17,770 or $0.01 per share for the corresponding period ended October 31, 2004.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.              None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.NONE.

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


                 	PREVENTION INSURANCE.COM



December 18, 2006	By:   /s/ Scott Goldsmith
			--------------------------
                        Scott Goldsmith, President, Chief Executive
			Officer, and Director