Form 10QSB/A
period 2006-01-31
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                 FORM 10-QSB/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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






                           PREVENTION INSURANCE.COM

                                 FORM 10-QSB/A

                               TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
  ITEM 1.  CONDENSED FINANCIAL STATEMENTS................................3
  Balance Sheets - January 31, 2006 and April 30, 2005...................4
  Statements of Operations - Nine Months Ended January 31, 2006 and 2005.5 Statements of Cash Flows - Nine Months ended January 31, 2006 and 2005.6
  Notes to Financial Statements..........................................7
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....8
  ITEM 3.  CONTROLS AND PROCEDURES......................................12

PART II. - OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS............................................12
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................12
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................12
  ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...........12
  ITEM 5.  OTHER INFORMATION............................................13
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................13

SIGNATURE PAGE

  Exhibit 31.1 Section 302 Certification by President and Chief Executive
  Officer
  Exhibit 32.1 Section 906 Certification by President and Chief Executive
  Officer




                                    PART I


                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           PREVENTION INSURANCE.COM
                              FINANCIAL STATEMENTS
			   ------------------------
                            AS OF JANUARY 31, 2006


                         INDEX TO FINANCIAL STATEMENTS
			 -----------------------------



                                                                            PAGE

BALANCE SHEETS AS OF JANUARY 31, 2006 AND APRIL 31, 2005                     4

STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005 5

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005 6

NOTES TO  FINANCIAL STATEMENTS AS OF JANUARY 31, 2006                        7











                           PREVENTION INSURANCE.COM
                                BALANCE SHEETS

                                                       		(UNAUDITED)
                                                       		For the Nine  For the Year
                                                       		Months Ended     Ended
                                                        	January 31,   April 30,
                                                          	2006          2005
						       		------------  ------------


ASSETS
Current assets:
Cash                                                   		$     10,354  $      2,330
                                                       		------------  ------------
						       		------------  ------------
TOTAL CURRENT ASSETS					   	      10,354         2,330

						       		============  ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                              	      20,391	    3,428
Bank Overdraft                                                 		   -		-
Advance from Officer / Shareholder                            	      15,000		-
                                                        	------------ ------------
TOTAL CURRENT LIABILITIES                                     	      35,391	    3,428

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01, 2,000,000 shares authorized,
  no shares issued or outstanding                                          -            -
Common stock, $.01 par value, 100,000,000 shares authorized,
  18,794,918 shares issued and outstanding                           192,408       179,714
Additional paid in capital                                         3,595,367     3,537,811
Accumulated (deficit)                                             (3,759,858)   (3,664,169)
                                                                ------------  ------------

                                                                      27,917        53,356
Less: Treasury stock, at cost                                        (52,954)      (52,954)
Less: Stock Subscriptions Receivable                                       -        (1,500)
                                                                ------------  ------------
Total Stockholder's (Deficit)                                        (25,037)       (1,098)
                                                                ------------  ------------
Total Liabilities and Stockholder's Equity                      $     10,354  $      2,330
								============  ============





SEE NOTES TO FINANCIAL STATEMENTS






                           PREVENTION INSURANCE.COM
                           STATEMENTS OF OPERATIONS





                                                  Nine Months Ended                        Three Months Ended
                                                     January 31,                               January 31,
						---------------------			-----------------------

                                            (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                               2006                 2005               2006                2005
					    -----------         -----------	   -----------         -----------


Commission income                      	   $   98,408           $  127,128        $   35,540          $   42,173


General and administrative            	      194,087              217,215            61,118              77,107
expenses
					    -----------         -----------	   -----------         -----------

(Loss) from operations                        (95,679)             (90,087)          (25,579)            (34,934)

Interest expense                                    9                    -                 -                   -
					    -----------         -----------	   -----------         -----------


(Loss) before income taxes                    (95,688)             (90,087)          (25,579)            (34,934)

Income taxes                                        -                    -                 -                   -
					    -----------         -----------	   -----------         -----------


Net (loss)                                  $ (95,688)           $ (90,087)        $ (25,579)          $  34,934)

					    ===========		===========	   ===========	       ===========

(Loss) per share                            $   (0.01)           $   (0.01)        $   (0.01)          $   (0.01)

					    ===========		===========	   ===========	       ===========







SEE NOTES TO FINANCIAL STATEMENTS







                           PREVENTION INSURANCE.COM
                           STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JANUARY 31,




                                                                                        9 months ended
                                                                                           January 31,
                                                                                        2006         2005
										      ---------    ---------
Cash flows from operating activities:
        Net loss                                                                      $(95,688)    $(53,345)
        Adjustments to reconcile net loss to                                                 -
         net cash used by operating activities:                                              -
        Changes in operating assets and liabilities:                                         -
                    Stock issued for services and to settle debt                             -
                    Increase / (Decrease) in accounts payable                           16,963
                    Increase / (Decrease) in accounts payable - related party                -
                    Increase / (Decrease) in advances from officer/shareholder               -
        									      ---------    ---------
                           Net cash used by operating activities     		       (78,726)     (53,345)

Cash flows from investing activities:
        Purchase of property and equipment                                                   -            -
										     ---------    ---------
                           Net cash used by investing activities     			     -            -

Cash flows from financing activities:
        Proceeds from issuance of common stock                                          70,250       55,740
        Proceeds from stock subscription receivable                                      1,500            -
        Advance from Officer / Shareholder                                              15,000            -
        Bank Overdraft                                                                       -            -
										     ---------    ---------
                           Net cash provided by financing activities 		        86,750       55,740
										     ---------    ---------

Net increase in cash                                                                     8,024        2,395

Cash, beginning of period                                                                2,330            -
										     ---------    ---------

Cash, end of period                                                                     10,354        2,395
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

2. Stockholder's Equity

During the nine months ended January 31, 2006, the Company received cash of $29,000 for 444,444 shares of common stock (an average of approximately $.07 per share).

3. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2006, the Company's founder advanced the Company cash of $15,000.

Officer Compensation  for  the  nine  months  ended  January  31,  2006 totaled
$63,938.





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

We  have  past  our  deadline   on  receiving  the  final  documents  financial
information on the proposed merger with Health Imaging group. Since there original proposal much has changed government reimbursements on PET and MRI will be reduced starting in 2007 effecting profits. We will need to factor in those cuts and the impact on the project and the shareholders before we make a final decision on this proposal. We have other options to consider should this merger with Health Imaging not finalize.

GOING CONCERN

      There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes to the April 30, 2005 financial statements filed by Prevention Insurance.com on Form 10-KSB. Those conditions continued through the third quarter of 2005 resulting in operating losses and liquidity shortages. As of January 31, 2006, current liabilities exceed current assets by approximately $25,000.

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

      RESULTS OF OPERATIONS
      Results of Operations for the nine months ended January 31, 2006 compared to The Same Period Ended January 31, 2005

      REVENUES
      Revenues for the nine months ended January 31, 2006 were $98,408 versus $127,128 for the corresponding 2005 period, a decrease of $28,720 or 23%. The decrease was attributable to fewer sales of Prevention's ATM machine sales.

      EXPENSES
      General and administrative expenses for the nine month period ended January 31, 2006 were $194,087 as compared to $217,215 for the comparable 2005 period, a decrease of $23,128 or 1%. The decrease was primarily due to an decrease in officer compensation and professional fees.

      GAIN (LOSS) FROM OPERATIONS.
      Prevention Insurance.com recognized a loss for the nine month period ended January 31, 2006 in the amount of $95,688 or $0.01 per share, as compared with a loss of $90,087 or $0.01 per share for the corresponding period ended January 31, 2005.

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

                 		PREVENTION INSURANCE.COM




December 18, 2006               By:   /s/ Scott Goldsmith
				----------------------------
                                Scott Goldsmith, President, Chief Executive
			        Officer, and Director