Form 10KSB/A
period 2006-04-30
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                               1934, AS AMENDED

                   For the fiscal year ended April 30, 2006

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

       (b) Holders of the Company's Securities. April 30, 2006, there were 476 holders of record of shares of the common stock.

       (c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS
       CERTAIN STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, HISTORY OF OPERATING LOSSES, RAISING ADEQUATE CAPITAL FOR CONTINUING OPERATIONS, EARLY
STAGE OF PRODUCT DEVELOPMENT, SCIENTIFIC AND TECHNICAL UNCERTAINTIES, COMPETITIVE PRODUCTS AND APPROACHES, RELIANCE UPON COLLABORATIVE PARTNERSHIP AGREEMENTS AND FUNDING, REGULATORY TESTING AND APPROVALS, PATENT PROTECTION UNCERTAINTIES AND MANUFACTURING SCALE-UP AND REQUIRED QUALIFICATIONS. WHILE THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGMENT AND EXPECTATIONS FOR THE COMPANY, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS SUGGESTED HEREIN. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF. GENERAL OVERVIEW

A.  Plan of Operations for the Coming Year.

    We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

       We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be void able at the discretion of our present management.

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

Due to the proposed acquisition of the chain of 'imaging centers and the desire of the underwriting insurance company to take more time in evaluating its interest in marketing low cost healthcare policies on television due to underwriting changes and licensing of sales agents in each area that policies would be written it was decided to put the test on hold and review again in 2007.

RECENT EVENTS

During late 2005, we entered into an agreement with Health Imaging Inc. to merge Health Imaging is a fully Integrated Provider of Positron Emission Tomography (PET SCANNING) used by physicians to diagnose and treat Cancer, Heart Disease, Parkinson's and Alzheimer's Diseases. Providing all Audits are submitted and approved we anticipate the merger would be completed within 60 to 90 days.

We received a LOI from Health Imaging to merge. We explored all financing and merger options available to secure the best possible combination for our shareholders. Health Imaging was not able to provide proof of funding in time allotted. It was decided to pursue other opportunities within the Imaging and Healthcare space. We have decided to initiate a transaction on our own, in that regard we have made an offer to purchase a national chain of 18 free standing MRI Centers. The centers produce revenues in excess of 20 mi1lion US Dollars and approximately 3 million in EBITDA. We feel this acquisition would provide a platform with which to build a larger multi-modality imaging business on. We have secured LOI that gives us an exclusive right to purchase the chain within certain time period 90 days from delivering a term sheet that shows our ability to provide sufficient funding, we are currently in negotiations with several funding sources and feel we can secure the commitments necessary to close the transaction within the allotted time frame.

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

ITEM 7. FINANCIAL STATEMENTS.


                           PREVENTION INSURANCE.COM
                             FINANCIAL STATEMENTS
                                APRIL 30, 2006


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1. to the financial statements, the Company currently does not have any continuing sources of revenue. These conditions raise substantial doubt about its ability to remain as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
September 9, 2006


                                      F-1

                            PREVENTION INSURANCE.COM
                                  BALANCE SHEET
                                 APRIL 30, 2006


ASSETS
---------------------------------------------------------------------------------

Current assets:
Cash									$       -
									---------

									---------
TOTAL CURRENT ASSETS							$	-
									=========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------------------------------------------------

Current liabilities:
Accounts payable							$   9,999
Bank overdraft								    2,432
									---------
TOTAL CURRENT LIABILITIES						   12,431

Commitments									-

Stockholders' (deficit):
Preferred stock, par value $.01, 2,000,000 shares authorized,
 no shares issued or outstanding						-
Common stock, $.01 par value, 100,000,000 shares authorized,
 19,229,362 shares issued and outstanding				  192,308
Additional paid in capital						3,581,842
Accumulated (deficit)						       (3,733,627)
									---------
									   40,523

Less: Treasury stock, at cost						  (52,954)
Less: Stock Subscriptions Receivable						-
									---------

Total Stockholder's (Deficit)						  (12,431)

									---------
Total Liabilities and Stockholder's Equity				$	-
									=========


SEE NOTES TO FINANCIAL STATEMENTS


                                      F-2
                         PREVENTION INSURANCE.COM
                         STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30,


                                   2006 		  2005
                                ---------------------------------


Commission income		$ 158,580		$ 165,807

Cost of goods sold		   12,532			-

General and administrative	  269,356		  269,356
				---------------------------------


(Loss) from operations		  (69,449)		 (103,549)

Interest expense			9			-


(Loss) before income taxes	  (69,458)		 (103,549)

Income taxes				-			-
				---------------------------------


Net (loss)			$ (69,458)		$(103,549)
				=================================

(Loss) per share		$   (0.01)		$   (0.01)
				=================================



SEE NOTES TO FINANCIAL STATEMENTS



                                      F-3

                           PREVENTION INSURANCE.COM
               STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                  FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

                                                     Additional
			     Preferred Stock	        Common Stock
               		    ----------------	--------------------------	  Additional	Accumulated	  Treasury	    Stock
               		    Number  Par Value 	   Number	 Par Value	Paid In Capital	  Deficit	   Stock	Subscriptions	   Total
			    =================	===========================	===============	============	============	=============	============
Balance April 30, 2004		-	-	12,048,317	$   120,498	$  3,466,529	$(3,560,620)	$   (52,954)	$	  -	$   (26,547)
			    =================	===========================	===============	============	============	=============	============

Shares issued for cash		-	-	4,330,750	     43,308	      25,933		  -		  -		  -	     69,240

Shares issued for services	-	-	1,215,851	     12,159	      29,988		  -		  -		  -	     42,146

Shares issed to reduce debt	-	-	  300,000	      3,000	      14,612		  -		  -		  -	     17,612

Shares issed for receivable	-	-	   75,000		750		 750		  -		  -	     (1,500)		  -

Net (loss) for the year		-	-	 	-		  -		   -	   (103,549)		  -		  -	   (103,549)
			    =================	===========================	===============	============	============	=============	============
Balance April 30, 2005		-	-	17,969,918	$   179,714	$  3,537,811	$(3,664,169)	$   (52,954)	$    (1,500)	$    (1,098)
			    =================	===========================	===============	============	============	=============	============

Shares issued for cash		-	-	 1,234,444	     12,344	      44,031		  -		  -		  -	     56,375

Shares issued for services	-	-	    25,000		250		   -		  -		  -		  -	        250

Payment of stock
  subscription receivable	-	-		 -		  -		   -		  -		  -	      1,500	      1,500

Net (loss) for the year		-	-		 - 		  -		   -	    (69,458)		  -		  -	    (69,458)
			    =================	===========================	===============	============	============	=============	============
Balance April 30, 2006		-	-	19,229,362	$   192,308	$  3,581,842	$(3,733,627)	$   (52,954)	$	  -	$   (12,431)

                                      F-4


SEE NOTES TO FINANCIAL STATEMENTS

                           PREVENTION INSURANCE.COM
                           STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED APRIL 30,



										    2006	    2005
										=========	=========
Cash flows from operating activities:
        Net loss								$ (69,458)	$(103,549)
        Adjustments to reconcile net loss to
         net cash used by operating activities:
        Changes in operating assets and liabilities:							-
                    Stock issued for services and to settle debt		      250	   42,146
                    Increase / (Decrease) in accounts payable			    6,571	   (1,747)
                    (Decrease) in accounts payable - related party			-	   (3,760)
										---------	---------
                    	Net cash used by operating activities			  (62,637)	  (66,910)

Cash flows from investing activities:
        Purchase of property and equipment						-		-
										---------	---------
        		Net cash used by investing activities				- 		-

Cash flows from financing activities:
        Proceeds from issuance of common stock					   56,375	   69,240
        Proceeds from stock subscription receivable				    1,500		-
        Bank Overdraft								    2,432		-
										---------	---------
             		Net cash provided by financing activities		   60,307	   69,240
										---------	---------

Net increase in cash								   (2,330)	    2,330

Cash, beginning of period							    2,330		-
										---------	---------
Cash, end of period								$	-	$   2,330






SEE NOTES TO FINANCIAL STATEMENTS


                                      F-5



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

During the year ended April 30, 2005, the Company issued 4,330,750 shares of stock for cash of $69,240 (an average of approximately $. 011 per share). Additionally, during the year ended April 30, 2005, the Company issued 1,215,851 shares of stock for services. The market price per share was used to value the services at $42,147. As of July 2004 the Company issued 300,000 shares to satisfy an outstanding debt valued at $17,612.

4.    RELATED PARTY TRANSACTIONS

The Company's president and shareholder had advanced monies to the Company. The total advances at April 30, 2006 are $34,775. Total compensation to Scott Goldsmith, the President of the Company, amounted to $98,544 and $111,845 for the year ended April 30, 2006, and 2005, respectively.

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


ITEM 8A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (the principal executive officer) and Director of Finance, Controller (the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Director of Finance, Controller have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.    Other Information

None.

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

Name & Principal                                     Other Annual
Position                   Year     Salary       Bonus     Compensation

Scott C. Goldsmith         2006                               $ 98,544
President/CEO              2005                               $111,845
                           2004                               $ 68,305
                           2003                               $ 61,382
                           2002                               $  6,340

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

   (2) Based upon 19,229,362 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Total compensation to Scott Goldsmith, the President of the Company, amounted to $98,544 for the year ended April 30, 2006.


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