Form 10QSB
period 2006-10-31
PREVENTION INSURANCE COM
filed 2006-12-19
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


		For the quarterly period ended:	October 31, 2006
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

					N/A
		----------------------------------------------------
		(Former name, former address and former fiscal year,
			if changed since last report)


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


 19,719,362 shares of common stock, $0.001 par value, as of December 14, 2006
-------------------------------------------------------------------------------

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

  SIGNATURE...................................................................13









				   PREVENTION INSURANCE.COM
					 BALANCE SHEETS




                                                               (Unaudited)    	      Audited
	                                                         October 31,	     April 30,
ASSETS 								   2006  	        2006
-----------------------------------------------------------------------------------------------


Current assets:
Cash                                                           $     1,370          $	      -
							       -----------	    -----------

TOTAL CURRENT ASSETS                                           $	 -          $	      -
							       ===========	    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------------------------------------

Current liabilities:
Accounts payable                                               $    11,196          $	  9,999
Advance from officer / shareholder                                  36,200           	      -
Bank Overdraft                                                           -       	  2,432
							       -----------	    -----------
TOTAL CURRENT LIABILITIES                                           47,396      	 12,431
							       ===========	    ===========

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01,
 2,000,000 shares authorized,
 no shares issued or outstanding                                          -           	      -
Common stock,   $.01 par value,
 100,000,000 shares authorized,
 19,719,362 shares issued and outstanding                          195,858    		192,308
Additional paid in capital                                       3,592,792   	      3,581,842
Accumulated (deficit)                                          	(3,781,722) 	     (3,733,627)
								----------	    -----------
                                                                     6,928      	 40,523
Less: Treasury stock, at cost                                      (52,954)    		(52,954)
Less: Stock Subscriptions Receivable                                     -           	      -
								----------	    -----------

Total Stockholders' (Deficit)                                      (46,026)    	 	(12,431)
								----------	    -----------
Total Liabilities and Stockholders' (Deficit)                   $    1,370          $	      -
								==========	    ===========


			SEE NOTES TO FINANCIAL STATEMENTS



                              PREVENTION INSURANCE.COM
			      STATEMENTS OF OPERATIONS


                                       	 	  	Unaudited		    	Unaudited
						    For the Six Months 		  For the Three Months
						     Ended October 31,		    Ended October 31,
						------------------------	------------------------
                                    		  2006  	   2005		  2006		  2005
						========================	========================

   Commission income                		$ 61,008  	$ 62,868	$ 39,887	$ 33,012

   Cost of Goods Sold                   	    (212)              -	    (410)	       -

   General and administrative expenses        	 109,314         132,969	  59,470	  52,111
   						--------	--------	--------	--------


   (Loss) from operations			 (48,094)        (70,101)	 (19,173)	 (19,099)
   Interest expense            		 	       -               9	       -	       9
                        	      		--------	--------	--------	--------


   (Loss) before income taxes        		 (48,094)        (70,110)	 (19,173)	 (19,108)
   Income taxes                           	       -               -	       -	       -
						--------	--------	--------	--------

   Net (loss)   	            		$(48,094)       $(70,110)	$(19,173)	$(19,108)
                                  		========	========	========	========

   (Loss) per share                 		$  (0.01)       $  (0.01)	$  (0.01)       $  (0.01)
						========	========	========	========

   			SEE NOTES TO FINANCIAL STATEMENTS






                                PREVENTION INSURANCE.COM
                                STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED OCTOBER 31,2006

                                                                                                    (Unaudited)
                                                                                                 2006         2005
											      =========	    =========

Cash flows from operating activities:
     Net loss									              $(48,094)     $(70,110)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Increase / (Decrease) in accounts payable                                     		(1,197)       15,218
                                           						      ---------	    ---------
          Net cash used by operating activities                   			       (46,898)      (54,892)


Cash flows from investing activities:

	  Net cash used by investing activities                       				     -             -


Cash flows from financing activities:
     Proceeds from issuance of common stock                                                     14,500        41,250
     Advance from officer / shareholder                                                         36,200        15,000
                              								      ---------	    ---------
Net cash provided by financing activities                  					50,700        56,250
                                           						      =========	    =========

Net increase in cash                                                                             3,802         1,358


Cash, beginning of period                                                                       (2,432)        2,330
											      ---------	    ---------

Cash, end of period                                                                              1,370         3,688
											      =========	    =========


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


2.    STOCKHOLDERS' EQUITY

During the six months ended October 31, 2006, the Company received cash of $14,500 for 490,000 shares of common stock (an average of approximately $.03 per share).


3.    RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2006, the Company's founder advanced the Company cash of $36,200.

Officer  Compensation  for  the  six  months  ended  October 31, 2006,  totaled
$63,183.




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

Health Imaging was not able to provide proof of funding in time allotted. It was decided to pursue other opportunities within the Imaging and Healthcare space. We have decided to initiate a transaction on our own, in that regard we have made an offer to purchase a national chain of 18 free standing MRI Centers. The centers produce revenues in excess of 20 mi1lion US Dollars and approximately 3 million in EBITDA. We feel this acquisition would provide a platform with which to build a larger multi-modality imaging business on. We have secured LOI that gives us an exclusive right to purchase the chain within certain time period 90 days from delivering a term sheet that shows our ability to provide sufficient funding, we are currently in negotiations with several funding sources and feel we can secure the commitments necessary to close the transaction within the allotted time frame. Although we had signed a preliminary letter of intent to explore the feasibility of acquiring MMR a chain of Diognostic Imaging centers, it was not a binding agreement or a definitive agreement, but rather an agreement to exchange financial info and allow us to explore the possibility of funding the transaction. Unfortunately we did not receive either commitment or term sheet and the L01 expired on October 31, 2006.


GOING CONCERN

       There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes to the April 30, 2006 financial statements filed by Prevention Insurance.com on Form 10-KSB. Those conditions continued through the second quarter of 2006 resulting in operating losses and liquidity shortages. As of October 31, 2006, current liabilities exceed current assets by approximately $46,000.

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

       RESULTS OF OPERATIONS
       Results of Operations for the Six months ended October 31, 2006 compared to The Same Period Ended October 31, 2005

       REVENUES
       Revenues for the Six months ended October 31, 2006 were $61,008 versus $62,868 for the corresponding 2005 period. Revenue was comparable.

       EXPENSES
       General and administrative expenses for the Six month period ended October 31, 2006 were $109,314 as compared to $132,969 for the comparable 2005 period, a decrease of $23,655 or 18%. The decrease was primarily due to a decrease in officer compensation and professional fees.

       GAIN (LOSS) FROM OPERATIONS.
       Prevention Insurance.com recognized a loss for the Six month period ended October 31, 2006 in the amount of $48,096 or $0.01 per share, as compared with a loss of $70,110 or $0.01 per share for the corresponding period ended October 31, 2005.

FACILITIES AND LEASES

        Prevention Insurance.com leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $500 per month. The lease expires April 30, 2007 with minimum rent payable for the year of $4,500.

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

                  		PREVENTION INSURANCE.COM
				(Registrant)



December 19, 2006	By:   /s/ Scott Goldsmith
			      -------------------
                        	  Scott Goldsmith,
				  President, Chief Executive Officer,
				  and Director