Form 10KSB/A
period 2006-04-30
PREVENTION INSURANCE COM
filed 2007-02-14
CIK 1134982

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


ITEM 8A.    CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer.

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

      Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended April 30, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

      Our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment, we have taken into account the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework in formulating our internal controls.

      Management reviewed the results of its assessment with our Audit Committee and the Board of Directors of the Company.

      Based upon its assessment, management believes that we maintained effective internal control over financial reporting as of April 30, 2006.


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

Date: February 14, 2007        Prevention Insurance.com


                                    By: /s/ Scott Goldsmith
                                       ---------------------
                                       Scott Goldsmith, President