Form 10QSB
period 2007-01-31
PREVENTION INSURANCE COM
filed 2007-03-26
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


		For the quarterly period ended:	January 31, 2006
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


 21.519,362 shares of common stock, $0.001 par value, as of March 26, 2007
-------------------------------------------------------------------------------

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

  SIGNATURE...................................................................13









				   PREVENTION INSURANCE.COM
					 BALANCE SHEETS




                                                               (Unaudited)    	      Audited
	                                                         January 31,	     April 30,
ASSETS 								   2007  	        2006
-----------------------------------------------------------------------------------------------


Current assets:
Cash                                                           $     3,957          $	      -
							       -----------	    -----------

TOTAL CURRENT ASSETS                                           $     3,957          $	      -
							       ===========	    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------------------------------------

Current liabilities:
Accounts payable                                               $    10,442          $	  9,999
Advance from officer / shareholder                                  36,200           	      -
Bank Overdraft                                                           -       	  2,432
							       -----------	    -----------
TOTAL CURRENT LIABILITIES                                           46,642      	 12,431
							       ===========	    ===========

Commitments

Stockholders' (deficit):
Preferred stock, par value $ .01,
 2,000,000 shares authorized,
 no shares issued or outstanding                                          -           	      -
Common stock,   $.01 par value,
 100,000,000 shares authorized,
 20,719,362 shares issued and outstanding                          196,858    		192,308
Additional paid in capital                                       3,597,282   	      3,581,842
Accumulated (deficit)                                          	(3,783,881) 	     (3,733,627)
								----------	    -----------
                                                                    10,269      	 40,523
Less: Treasury stock, at cost                                      (52,954)    		(52,954)
Less: Stock Subscriptions Receivable                                     -           	      -
								----------	    -----------

Total Stockholders' (Deficit)                                      (42,685)    	 	(12,431)
								----------	    -----------
Total Liabilities and Stockholders' (Deficit)                   $    3,957          $	      -
								==========	    ===========


			SEE NOTES TO FINANCIAL STATEMENTS



                              PREVENTION INSURANCE.COM
			      STATEMENTS OF OPERATIONS


                                       	 	  	Unaudited		    	Unaudited
						    For the Nine Months 	  For the Three Months
						     Ended January 31,		    Ended January 31,
						------------------------	------------------------
                                    		  2007  	   2006		  2007		  2006
						========================	========================

   Commission income                		$108,091  	$ 98,408	$ 47,083	$ 35,540

   Cost of Goods Sold                   	    (155)              -	     (57)	       -

   General and administrative expenses        	 157,854         194,087	  48,726	  61,118
   						--------	--------	--------	--------


   (Loss) from operations			 (49,608)        (95,679)	  (1,700)	 (25,578)
   Interest expense            		 	     525               9	     340	       -
                        	      		--------	--------	--------	--------


   (Loss) before income taxes        		 (50,133)        (95,688)	  (2,039)	 (25,578)
   Income taxes                           	       -               -	       -	       -
						--------	--------	--------	--------

   Net (loss)   	            		$(50,133)       $(95,688)	$ (2,039)	$(25,578)
                                  		========	========	========	========

   (Loss) per share                 		$  (0.01)       $  (0.01)	$  (0.01)       $  (0.01)
						========	========	========	========

   			SEE NOTES TO FINANCIAL STATEMENTS






                                PREVENTION INSURANCE.COM
                                STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED JANUARY 31, 2007

                                                                                                    (Unaudited)
                                                                                                 2007         2006
											      =========	    =========

Cash flows from operating activities:
     Net loss									              $(50,133)     $(95,688)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
       Increase / (Decrease) in accounts payable                                     		   443        16,963
                                           						      ---------	    ---------
          Net cash used by operating activities                   			       (46,690)      (78,726)


Cash flows from investing activities:

	  Net cash used by investing activities                       				     -             -


Cash flows from financing activities:
     Proceeds from issuance of common stock                                                     19,879        70,250
     Advance from officer / shareholder                                                         36,200        15,000
     Proceeds from stock subscription receivable						     - 	       1,500
                              								      ---------	    ---------
Net cash provided by financing activities                  					56,079        86,750
                                           						      =========	    =========

Net increase in cash                                                                             6,389         8,024


Cash, beginning of period                                                                       (2,432)        2,330
											      ---------	    ---------

Cash, end of period                                                                              3,957         10,354
											      =========	    =========


SEE NOTES TO FINANCIAL STATEMENTS





                           PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS
			      AS OF JANUARY 31, 2007






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


2.    STOCKHOLDERS' EQUITY

During the nine months ended January 31, 2007, the Company received cash of $19,879 for 1,490,000 shares of common stock (an average of approximately $.01 per share).


3.    RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2007, the Company's founder advanced the Company cash of $36,200.

Officer  Compensation  for  the  nine months  ended  January 31, 2007,  totaled
$57,275.




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


GENERAL.

We have been evaluating our option to merge into a number of candidates and have narrowed it down to two companies; one in the United States and one in China. We are currently waiting for financial statement review and assessment before a final decision will be made and an offer is placed before the board for approval. At this point we feel that a merger of Prevention Insurance.com into another company appears to be the best way to try and increase shareholder value.

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

Quick Pay continues to provide for much of the cash flow needed to cover over-head expenses and we are looking for ways to increase ATM sales further.





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

                  		PREVENTION INSURANCE.COM
				(Registrant)



March 26, 2007		By:   /s/ Scott Goldsmith
			      -------------------
                        	  Scott Goldsmith,
				  President, Chief Executive Officer,
				  and Director