Form 10KSB
period 2007-04-30
PREVENTION INSURANCE COM
filed 2007-09-05
CIK 1134982

UNITED STATES
                                  SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                               1934, AS AMENDED

                   FOR THE FISCAL YEAR ENDED APRIL 30, 2007

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

          2770 SOUTH MARYLAND PARKWAY, SUITE 416, LAS VEGAS, NV89109
        --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number (702) 732-2758

        Securities registered under Section 12(b) of the Exchange Act:

                                     NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $612,343 as of August 31, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,679,362 shares of Common Stock, par value $.01 per share, as of August 31, 2007.

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


ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT & BUSINESS OVERVIEW

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

Historical Operations: In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12 (g) the National Association of Securities Dealers Automated Quotation System("NASDAQ"). However, in 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000. Our stock was then no longer quoted on NASDAQ.

From inception until early 1999, our principle business engagement had been the sale and distribution of our own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods: we employed a force of salespersons at our headquarters in Las Vegas, Nevada and compensated them on a commission basis; we also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we also manufactured some of our products. However, after a period of approximately eight years, we stopped the manufacturing activity because it did not prove to be profitable. In 1991 we were licensed in Nevada as an agent for health and life insurance. Historically since 1991 we have not derived any significant income from sales of insurance policies.

During the mid 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra- Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

In 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations. The Company has been keeping its focus on the second line of business of ATM machine sales for more than two years. Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations.

Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for Nutra-Prevention and Nutra-Protection formulas. While the insurance license has been retained, the Company's main focus has been the ATM machine sales lines of business. Should an opportunity arise where the Company is able to capitalize on its experience in insurance we will benefit, but at this stage the focus of the company is solely on the further expansion of the line of business devoted to ATM machine sales.


PLAN OF OPERATION

Along with our insurance and ATM sales we will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

Management will continue to seek a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. We have received $22,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, the $22,000 will convert to a short term note payable.

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time. We have received $22,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, it will convert to a short term note payable.

No assurances can be given that we will be able to finalize any business combination, as to the terms of a business combination, or as to the nature of the target business. As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination.

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



EXISTING VENTURES

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

We are continually attempting to acquire agencies by using our stock as the main currency to affect a purchase. At the present time we do not have adequate resources to purchase for cash any books of insurance business that might be available. We intend to use exemptions from the registration provisions of the Securities Act of 1933, as amended, including those provided in Regulation D adopted there under, to raise cash to be used in such acquisitions and to offer shares of our common stock, or other securities, in exchange for such books of business. In this connection, we expect that in the case of any acquisitions of existing books, the purchase price, either in cash, securities or a combination thereof, will be negotiated based upon the mix of policies constituting the books and the history of their administration, among other things.

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

We also intend to offer additional insurance products to the owners of policies constituting the books that are acquired and to prospective new clients. We would offer those products by traditional means directly as agent, or through agencies administering books for us, and also by telephone using an 800 number, and through an Internet web page that is established. Finally, we expect that through the acquisition of books of existing business we will be able to make contacts with potential purchasers of specialty insurance products that we could market in combination with our nutritional products, Nutra-Prevention and
Nutra-Protection.       To  date,  the  Company  has not been successful in its
efforts to find an acquisition candidate or develop its insurance line of business.

The Company is continuing with its planned expansion of its ATM machine sales division and generating commissions as a dealer representative and to build that business further.

Our activities have been devoted to the planning and expansion of our ATM machine sale operations. Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations.

Presently our only employees are the President, who is full-time, and the Secretary-Treasurer and one additional employee, all of whom serve as contract labor.

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


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 (a) Market Information. Our Common Stock is traded on the over-the- counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "PVNC". Any trading has been sporadic and there has been no meaningful trading volume.

The only outstanding warrants or options to purchase our common stock or any security convertible into shares of the class are 2,000,000 warrants issued to Scott Goldsmith on November 6, 2006 for an exercise price of $0.10 and term of 5 years. Additionally, Mr. Goldsmith was awarded Convertible Preferred Shares, which are convertible into two (2) common shares of stock for every one (1) preferred share. Mr. Goldsmith is 100% owner of these shares.

(b) Holders of the Company's Securities. April 30, 2007, there were 476 holders of record of shares of the common stock.

(c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in= fact occur as projected.

A. Plan Of Operations for the Coming Year

We were formed to engage in a merger or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholders or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.


B. Discussion of Financial Condition and Results of Operations.

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that we do not have sufficient revenue to cover expenses. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have sustained ourselves through commission income of ATM machine sales.

Our stockholders have agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholders will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

QUICK PAY ATM DIVISION

Quick Pay ATM sales continue to increase due to an effective mail out campaign and follow up sales calls that have improved Quick Pay's reach and improved contact and closing ratios. Quick Pay continues to pay the bulk of overhead for Prevention Insurance while it pursues its acquisition strategy.

We recently started marketing a new ATM insurance policy that insures the machine as well as the cash inside for a nominal premium. With hundreds of thousands of ATM machines out in the market this should prove to be a lucrative and profitable niche for us. We have intend to expend the effort in fiscal year 2008.

ITEM 7. FINANCIAL STATEMENTS.


 PREVENTION INSURANCE.COM
 FINANCIAL STATEMENTS
 APRIL 30, 2007


 TABLE OF CONTENTS

-----------------------------------------------------------------------
F-1 INDEPENDENT AUDITOR'S REPORT - 2007
F-1.1 INDEPENDENT AUDITOR'S REPORT - 2006
F-2 BALANCE SHEETS
F-3 STATEMENTS OF OPERATIONS
F-4 STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
F-5 STATEMENTS OF CASH FLOWS
F-6-7 NOTES TO THE FINANCIAL STATEMENTS
-----------------------------------------------------------------------

To the Board of Directors of
Prevention Insurance.Com
2770 S. Maryland Pkwy., #416
Las Vegas, Nevada 89109


We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2007, and the related statement of operations, changes in stockholders' deficit and cash flows for the year ended April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007, and the results of its operations and its cash flows for the year ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2. to the financial statements, the Company currently does not have any continuing sources of revenue. These conditions raise substantial doubt about its ability to remain as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

/s/Lynda R. Keeton CPA, LLC
---------------------------
Las Vegas, Nevada
August 28, 2007

To the Board of Directors of
Prevention Insurance.Com
2770 S. Maryland Pkwy., #416
Las Vegas, Nevada 89109


We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2006, and the related statement of operations, changes in stockholders' equity and cash flows for the year ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006, and the results of its operations and its cash flows for the year ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
August 9, 2006
                                     F-1.1

                           PREVENTION INSURANCE.COM
                                BALANCE SHEETS



                                                                                      APRIL 30,
									    ----------------------------
                                                                                 2007          2006
									    -------------   ------------
                                            ASSETS
Current assets:
 Cash and cash equivalents                                                  $      20,308   $         --
 Accounts receivable                                                                5,228             --
									    -------------   ------------
   Total current assets                                                     $      25,536   $         --
									    =============   ============

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
 Accounts Payable                                                           $      33,010   $      9,999

 Bank overdraft                                                                        --          2,432
 Acquisition liability                                                             22,000             --
									    -------------   ------------
   Total current liabilities                                                       55,010         12,431
									    -------------   ------------
Stockholders' (deficit):
 Preferred stock, par value $0.01; authorized 10,000,000
   shares; 1,000,000 and 0 shares issued        				   10,000             --
 Common stock, par value $0.01; authorized 100,000,000
   shares; 21,719,362 and 19,229,362 shares      				  217,194        192,308
   issued
 Treasury stock, 24,142 and 24,142 shares, at cost                                (52,954)        52,954)
 Additional paid-in capital                                                     3,687,682      3,581,954
 Accumulated (deficit)
                                                                               (3,891,396)    (3,733,739)
									    -------------   ------------
   Total stockholders' (deficit)                                                  (29,474)       (12,431)
									    -------------   ------------
   Total liabilities and stockholders' (deficit)                            $      25,536    $         -
									    =============   ============






  The accompanying notes are an integral part of these financial statements.

                           PREVENTION INSURANCE.COM
                           STATEMENTS OF OPERATIONS




                                            	        FOR THE YEARS ENDED APRIL 30,
							----------------------------
                                                      	    2007            2006
							-----------	 -----------

 Commissions                                        	$   154,729	 $   146,048
							-----------	 -----------
   Total income                                             154,729          146,048
							-----------	 -----------
Operating costs and expenses:
 General and administrative                                 188,451          116,953
 Officers compensation                                      124,042           98,544
							-----------	 -----------
             Total Operating costs and expenses             312,493          215,497
							-----------	 -----------
   Loss from Operations                                    (157,764)         (69,449)

Other income (expense):
 Interest expense                                                (5)              (9)
							-----------	 -----------
Net Loss                                          	$  (157,769)	 $   (69,458)
							===========	 ===========
 Earnings per common share:
  Basic and diluted                               	$     (0.01)	 $     (0.01)
							===========	 ===========
 Weighted average common shares outstanding:
  Basic and diluted                                      19,892,969       18,599,640
							===========	 ===========


The accompanying notes are an integral part of these financial statements.

                           				PREVENTION INSURANCE.COM
                        			 STATEMENTS OF STOCKHOLDERS' (DEFICIT)



                               Preferred                  Common            	   Additional
                                 Stock                     Stock	   Par 	     Paid in	Treasury       Stock 	   Accumulated
				Number	   Par Value	  Number	  Value	     Capital	  Stock	   Subscriptions      Deficit	  Total
			       ---------   ----------     ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE APRIL 30, 2005		       -   $	    -	 17,969,918	$ 179,714  $3,537,811	$ (52,954) $      (1,500)  $(3,664,169)	   (1,098)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========
Shares Issued
    for cash                                 		  1,234,444  	   12,344      44,031                                   	   56,375
Shares Issued
    for services					     25,000	      250	    -						      250
Payment of stock
    subscription
    receivable                                                                    				   1,500               	    1,500

Net (loss)														       (69,458)	  (69,458)
			       ---------   ----------    ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE APRIL 30, 2006		       -   $	    -	 19,229,362	$ 192,308  $3,581,842	$ (52,954) $	       -   $(3,733,627)	$ (12,431)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========
Stock issued
    for cash                                  		  1,890,000  	   18,886       7,990                                   	   26,876
Stock issued
    for services                              		    600,000         6,000      23,500                                   	   29,500
Issuance of
    preferred shares	       1,000,000	10,000				       30,000						   40,000
Issuance of warrants
    to  officers                                                  		       44,350                                   	   44,350

Net (loss)														      (157,769)	 (157,769)
			       ---------   ----------    ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE, APRIL 30, 2007	       1,000,000   $   10,000	 21,719,362	$ 217,194  $3,687,682	$ (52,954)		-  $(3,891,396)	$ (29,474)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========

                The accompanying notes are an integral part of these financial statements.

                         		PREVENTION INSURANCE.COM
                        		STATEMENTS OF CASH FLOWS





                                                				    FOR THE YEARS ENDED APRIL 30,
										    ----------------------------
                                                                                         2007             2006
										    -------------    -----------
Cash flows from operating activities:
Net loss                                                                            $    (157,769)   $   (69,458)
										    -------------    -----------
Adjustments to reconcile net income to net cash
	provided by operating activities:
  Stock issued for services and officer payable                                            69,500            250
  Warrants issued to officers                                                              44,350             --
  Changes in assets and liabilities:
   Accounts receivable                                                                     (5,228)            --
   Accounts payable                                                                        23,012          6,751
   Bank overdraft                                                                          (2,432)         2,432
										    -------------    -----------
     Total adjustments                                                                    129,202          9,253
										    -------------    -----------
     Net cash provided by operating activities                                            (28,567)       (60,205)
										    -------------    -----------
Cash flows from investing activities:                                                          --             --
    Net cash provided by investing activities                                                  --             --

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                   26,875         56,375
  Proceeds from stock subscription receivable                                                  --          1,500
  Increase in acquisition liability                                                        22,000             --
										    -------------    -----------
     Net cash provided by financing activities                                             48,875         57,875
										    -------------    -----------
Cash and cash equivalents:
  Increase in cash and cash equivalents                                                    20,308         (2,330)
  Balance, beginning of year                                                                   --          2,330
										    -------------    -----------
  Balance, end of year                                                              $      20,308    $        --
										    =============    ===========
Supplemental cash flow disclosures:
  Interest paid                                                                     $           5    $         9
  Taxes paid                                                                        $           0    $         0




 The accompanying notes are an integral part of these financial statements.

                           PREVENTION INSURANCE.COM
                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the "Company") was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. Since 2005, the Company has additionally focused on a second line of business and has been focused on the development of its ATM machine sale operations. The Company has been keeping its focus on the second line of business of ATM machine sales for more than two years. Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations. The Company is continually attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, this co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. The Company is continuing with its planned expansion of its ATM machine sales division and generating commissions as a dealer representative and to build that business further.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is April 30. In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at April 30, 2007, and for all periods presented not misleading have been made.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Reclassifications

Certain amounts in the April 30, 2006 financial statements have been reclassified to conform to the April 30, 2007 presentation. These reclassifications had no effect on the previously reported net loss. The reclassifications were attributable to combining cost of goods sold amounts with the respective revenue to show the corrected amount of revenues as previously it was reported as two separate line items, when in actuality it was a refund due to the payor.

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2007 and 2006

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted loss per share for 2007 and 2006 was anti-dilutive, basic and diluted losses per share are the same. The weighted-average number of common shares outstanding for computing basic EPS for the year ended April 30, 2007 and April 30, 2006 were 19,892,969 and 18,599,640 respectively.

Advertising

Advertising and marketing costs are expensed when incurred. Advertising expenses for the years ended April 30, 2007 and 2006 were $390 and $2,745, respectively.


Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

Stock Based Compensation

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. The Company applies SFAS 123R in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123R, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

During the fiscal year ended April 30, 2007, 2,000,000 warrants were issued to officers with a $0.10 exercise price, 5 year term, with an applied 297% volatility based on historical data, which resulted in the Black Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123R. The Company used a 2.5 year term for purposes of calculating the Black Scholes value.

There were no options issued as stock based compensation to any officers, directors, or non-employees for the period ended April 30, 2007 or 2006.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on it consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2. GOING CONCERN

The Companys financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company's only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $157,769 for the year ended April 30, 2007 and has reported an accumulated deficit of $3,891,396. The Company is continuing in its plans to further expand its ATM machine sales division and anticipates the ability to continue to grow this line of business.


3. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of Common stock with a par value of $0.01 and 10,000,000 shares of Preferred stock with a par value of $0.01.

During the year ended April 30, 2007, the Company issued 1,000,000 shares of Preferred stock valued at $40,000 to Scott Goldsmith. The shares are convertible into two shares of common stock. During the year ended April 30, 2007, the Company issued 1,890,000 shares of stock for cash of $26,876 (an average of approximately $0.01 per share). Additionally, during the same period, the Company issued 600,000 shares of stock for services valued at $29,500 (average price per share of $0.05).

During the year ended April 30, 2006, the Company issued 1,234,444 shares of stock for cash of $56,375 (an average of approximately $. 04 per share). Additionally, during the year ended April 30, 2006, the Company issued 25,000 shares of stock for services. The cash price per share was used to value the services at $250.

4. RELATED PARTY TRANSACTIONS

The Company's President and shareholder had advanced monies to the Company. The total advances at April 30, 2007 are $0. Total compensation to Scott Goldsmith, the President of the Company, amounted to $124,042 and $98,544 for the year ended April 30, 2007, and 2006, respectively. Included in Mr. Goldsmith's compensation were the preferred shares and warrants issued to him which were valued at $44,350 for the warrants and then the preferred shares of which $3,800 was for prior services and $36,200 was to reduced a due to shareholder loan.

5. COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $500 per month and expires in January 31, 2008. Rent expense was $6,571 and $6,216 as of April 30, 2007 and 2006.

6. INCOME TAXES

At April 30, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $578,400 and $494,400, respectively, which expires through 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows (numbers are tax effected)

                             	        APRIL 30,
				  --------------------
                                     2007      2006
				  ---------  ---------
Deferred tax assets:
Net operating loss carryforward

                                  $ 202,400  $ 173,000
Stock-based compensation                           100
                                     26,000
 Total deferred tax assets
                                    228,400    173,100

Less: Valuation Allowance          (228,400)  (173,100)
				  ---------  ---------
 Net Deferred Tax Assets          $      --  $      --
                                  =========  =========


The valuation allowance for deferred tax assets as of April 30, 2007 and 2006 was $228,400 and $173,100, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2007 and 2006, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows:


                             	 APRIL 30,	 APRIL 30,
				 --------	 --------
                              	   2007     	   2006
				 --------	 --------

Federal statutory tax rate        (35.0)%  	  (35.0)%
Change in valuation allowance       35.0%    	    35.0%
				 --------	 --------
Effective tax rate                   0.0%     	     0.0%
				 ========	 ========

7. WARRANTS AND OPTIONS

The Company has adopted FASB No. 123R and accounts for stock issued for services , stock options, and warrants for compensation under the fair value method.

As discussed in Note 1, 2,000,000 warrants were issued to an officer with a $0.10 exercise price, a 5 year term, with an applied 297% volatility based on historical data, which resulted in the Black Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123R. The Company used a 2.5 year term for purposes of calculating the Black Scholes value.

There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2007.

The following is a schedule of the activity relating to the Company's warrants.

                          Year Ended              Year Ended
                        April 30, 2007           April 30, 2006
                      ------------------      -----------------
                        Weighted Avg.            Weighted Avg.
                      Shares    Exercise      Shares  	 Exercise
                        	  Price            	   Price
                      --------- --------      --------   ---------
Warrants outstanding
  at beginning of
  year          	      - $      -             -   $       -


Granted:

Warrants             2,000,000  $   0.10             -   $       -
Exercised            	     -  $      -             -   $       -
Expired:
Warrants             	    (-) $      -             -   $       -
                     ---------  --------      --------   ---------

Warrants outstanding
  and exercisable at
  end of period
  4/30/07   	     2,000,000  $   0.10 -    $       		 -
                     =========  ========      ========   =========

Weighted average fair
 value of warrants granted during
 the year            $44,350


The following table summarizes information about the Company's stock options and warrants outstanding at April 30, 2007, all of which are exercisable.

Weighted  Average
Range of  Number  Remaining   Weighted Average
Exercise  Prices  Outstanding    Contractual   	Life Exercise Price
-------- ------- -----------  ---------------- 	-------------------
  $ 0.10    0.10   2,000,000           5 years        	     $ 0.10



8.  ACQUISITION LIABILTIY

We have received $22,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, it will convert to a short term note payable.

   9. SUBSEQUENT EVENTS

The Company sold 960,000 shares of common stock for approximately $15,500 during the months of June and August.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On June 10, 2007 the audit committee (the "Audit Committee") of the Directors of Prevention Insurance.com (the "Company") approved and accepted the resignation letter of Beadle, McBride, Evans and Reeves, LLP ("BME&R") as the Company's independent registered public accounting firm, dated April 30, 2007.

The audit reports of BME&R on the Company's consolidated financial statements as of and for the years ended April 30, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.


During the fiscal years ended April 30, 2006 and 2005 there were (1) no disagreements with BME&R on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, witch disagreements, if not resolved to the satisfaction of BME&R, would have caused BME&R to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such periods, and
(2) no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

On July 18, 2007 the audit committee of the Company appointed Lynda R. Keeton CPA, LLC as the Company's new independent registered public accounting firm beginning with the fiscal years and through July 18, 2007 the Company did not consult with Lynda R. Keeton CPA, LLC regarding either (1) The application of accounting principles to any specific completed or proposed transaction, (2) The type of audit opinion that might be rendered on the Company's financial statements or (3) any matters or reportable events as set forth in Item 304(a)(1)(iv) and (v) of Regulation S-K.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are inffective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were inffective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended April 30, 2007, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, recording, processing or reporting of reliable financial data. Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of April 30, 2007.

INEFFECTIVE CONTROLS RELATED TO THE FINANCIAL CLOSING PROCESS

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected. Management intends on discussing this issue with its outside consultants to develop controls which are better applicable to its industry and size.

                                   PART III

ITEM   9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning our officers and directors.

Name 			Age 	Position
----			---	--------
Scott C. Goldsmith 	56 	President
Richard Peterson, 	56 	Director
George T. Nasser 	59 	Director

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

Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we further develop our business plan described herein. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

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


Name & Principal      Other            	    Annual
Position Year         Salary   Bonus 	Compensation
----------------      ------   -----	------------
Scott C. Goldsmith    2007       	$    124,042
President/CEO         2006       	$     98,544
                      2005       	$    111,845
                      2004       	$     68,305
                      2003       	$     61,382
                      2002       	$      6,340

We have formulated no plans as to the amounts of future cash compensation. Any additional personnel required would have salaries negotiated.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Form 10KSB certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group,
(iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                     Name of             Beneficial        Percent
Title of Class   Beneficial Owner        Ownership         Class (1)
-------------- --------------------      ---------- 	----------
Common Stock     Scott C. Goldsmith      2,482,500         13.815%

Common Stock     Aleene Goldsmith          100,054           .557%

Common Stock     George Nasser              95,000           .528%

---------------------------

 (1) Based upon 21,719,362 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

The following documents are included as exhibits to this report:


EXHIBIT 23.CONSENT OF EXPERTS AND COUNSEL

 23.1 Consent of Beadle, McBride, Evans and Reeves, LLP Certified Public
Accounts.

 23.2 Consent of Lynda R. Keeton, CPAs.


EXHIBIT 27. FINANCIAL DATA SCHEDULE

 27.1 Financial Data Schedule


EXHIBIT 31. CERTIFICATIONS REQUIRED BY RULE 13A-14(A) OR RULE 15D-14(A)

 31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32. CERTIFICATIONS REQUIRED BY RULE  13A-14(B)  OR  RULE  15D-14(B) AND
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350.

 32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Prevention Insurance report on Form 8-K dated June 15, 2007

On June 15, 2007, Registrant filed a Current Report on Form 8-K notifying shareholders that on June 10, 2007 the audit committee (the "Audit Committee") of the Directors of Prevention Insurance.com (the "Company") approved and accepted the resignation letter of Beadle, McBride, Evans and Reeves, LLP ("BME&R") as the Company's independent registered public accounting firm, dated April 30, 2007.

Prevention Insurance report on Form 8-K dated July 25, 2007

On June 25, 2007, Registrant filed a Current Report on Form 8-K notifying shareholders that On July 18, 2007 the audit committee of the Company appointed Lynda R. Keeton CPA, LLC as the Company's new independent registered public accounting firm beginning with the fiscal years and through July 18, 2007 the Company did not consult with Lynda R. Keeton CPA, LLC regarding either (1) The application of accounting principles to any specific completed or proposed transaction, (2) The type of audit opinion that might be rendered on the Company's financial statements or (3) any matters or reportable events as set forth in Item 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended April 30, 2007, the Company's principal accountant billed $6,928, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings. For the fiscal years ended April 30, 2006, the Company's prior accountant billed $8,875, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

Audit-Related Fees

For the fiscal years ended April 30, 2007 and 2006, the Company's principal accountant and prior accountant billed $850 and $0, respectively, for assurance and6related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended April 30, 2007 and 2006, the Company's principal accountant and prior accountant billed $1,997 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended April 30, 2007 and 2006, the Company's principal accountant and prior accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.


SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 28, 2007       Prevention Insurance.com


                            By: /s/ Scott Goldsmith
                            ------------------------
                            Scott Goldsmith, President





In accordance with Section 12 of the Securities Exchange Act of 1934, the small business issuer caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2007       Prevention Insurance.com


                             By: /s/ Scott Goldsmith
                            ------------------------
                             Scott Goldsmith, President