Form 10KSB/A
period 2007-04-30
PREVENTION INSURANCE COM
filed 2007-09-14
CIK 1134982

UNITED STATES
                                  SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
				 Amendment No. 1


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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[X]


				EXPLANATORY NOTE




*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-KSB to amend its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the Company discovering that it had erroneously overstated the cash and cash equivalent account balance by $3,623.

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to Item 7. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our President/Chief Executive Officer as Exhibits 31.1 and 32.1. Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. Information not relating to the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing.

Within four days of the error being determined, we have filed this Form 10-KSB/A without the issuance of an 8-K as a result of the timely correction of the financial statements and related disclosures for the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007.





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

/s/Lynda R. Keeton CPA, LLC
---------------------------
Las Vegas, Nevada
August 28, 2007, except for Note 3, which is dated September 13, 2007

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

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
August 9, 2006
                                     F-1.1

                           PREVENTION INSURANCE.COM
                                BALANCE SHEETS



                                                                                      APRIL 30,
									    ----------------------------
                                                                                 2007          2006
									    -------------   ------------
									    (As restated,
									     see note 3)
                                            ASSETS
Current assets:
 Cash and cash equivalents                                                  $      16,685   $         --
 Accounts receivable                                                                5,228             --
									    -------------   ------------
   Total current assets                                                     $      21,913   $         --
									    =============   ============

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
 Accounts Payable                                                           $      33,010   $      9,999

 Bank overdraft                                                                        --          2,432
 Acquisition liability                                                             22,000             --
									    -------------   ------------
   Total current liabilities                                                       55,010         12,431
									    -------------   ------------
Stockholders' (deficit):
 Preferred stock, par value $0.01; authorized 10,000,000
   shares; 1,000,000 and 0 shares issued        				   10,000             --
 Common stock, par value $0.01; authorized 100,000,000
   shares; 21,719,362 and 19,229,362 shares      				  217,194        192,308
   issued
 Treasury stock, 24,142 and 24,142 shares, at cost                                (52,954)        52,954)
 Additional paid-in capital                                                     3,687,682      3,581,954
 Accumulated (deficit)
                                                                               (3,895,019)    (3,733,739)
									    -------------   ------------
   Total stockholders' (deficit)                                                  (33,097)       (12,431)
									    -------------   ------------
   Total liabilities and stockholders' (deficit)                            $      21,913    $         -
									    =============   ============






  The accompanying notes are an integral part of these financial statements.

                           PREVENTION INSURANCE.COM
                           STATEMENTS OF OPERATIONS




                                            	        FOR THE YEARS ENDED APRIL 30,
							----------------------------
                                                      	    2007            2006
							-----------	 -----------
						       (As restated,
							 see note 3)

 Commissions                                        	$   154,729	 $   146,048
							-----------	 -----------
   Total income                                             154,729          146,048
							-----------	 -----------
Operating costs and expenses:
 General and administrative                                 191,939          116,953
 Officers compensation                                      124,177           98,544
							-----------	 -----------
             Total Operating costs and expenses             316,116          215,497
							-----------	 -----------
   Loss from Operations                                    (161,387)         (69,449)

Other income (expense):
 Interest expense                                                (5)              (9)
							-----------	 -----------
Net Loss                                          	$  (161,392)	 $   (69,458)
							===========	 ===========
 Earnings per common share:
  Basic and diluted                               	$     (0.01)	 $     (0.01)
							===========	 ===========
 Weighted average common shares outstanding:
  Basic and diluted                                      19,892,969       18,599,640
							===========	 ===========


The accompanying notes are an integral part of these financial statements.

                           				PREVENTION INSURANCE.COM
                        			 STATEMENTS OF STOCKHOLDERS' (DEFICIT)



                               Preferred                  Common            	   Additional
                                 Stock                     Stock	   Par 	     Paid in	Treasury       Stock 	   Accumulated
				Number	   Par Value	  Number	  Value	     Capital	  Stock	   Subscriptions      Deficit	  Total
			       ---------   ----------     ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE APRIL 30, 2005		       -   $	    -	 17,969,918	$ 179,714  $3,537,811	$ (52,954) $      (1,500)  $(3,664,169)	   (1,098)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========
Shares Issued
    for cash                                 		  1,234,444  	   12,344      44,031                                   	   56,375
Shares Issued
    for services					     25,000	      250	    -						      250
Payment of stock
    subscription
    receivable                                                                    				   1,500               	    1,500

Net (loss)														       (69,458)	  (69,458)
			       ---------   ----------    ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE APRIL 30, 2006		       -   $	    -	 19,229,362	$ 192,308  $3,581,842	$ (52,954) $	       -   $(3,733,627)	$ (12,431)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========
Stock issued
    for cash                                  		  1,890,000  	   18,886       7,990                                   	   26,876
Stock issued
    for services                              		    600,000         6,000      23,500                                   	   29,500
Issuance of
    preferred shares	       1,000,000	10,000				       30,000						   40,000
Issuance of warrants
    to  officers                                                  		       44,350                                   	   44,350

Net (loss)														      (161,392)	 (161,392)
			       ---------   ----------    ----------     ---------  ----------  ----------  -------------   -----------  ---------
BALANCE, APRIL 30, 2007	       1,000,000   $   10,000	 21,719,362	$ 217,194  $3,687,682	$ (52,954)		-  $(3,895,019)	$ (33,097)
			       =========   ==========	 ==========	=========  ==========  ==========   =============  ===========  =========

                The accompanying notes are an integral part of these financial statements.

                         		PREVENTION INSURANCE.COM
                        		STATEMENTS OF CASH FLOWS





                                                				    FOR THE YEARS ENDED APRIL 30,
										    ----------------------------
                                                                                         2007             2006
										    -------------    -----------
									    	    (As restated,
									     	     see note 3)
Cash flows from operating activities:
Net loss                                                                            $    (161,392)   $   (69,458)
										    -------------    -----------
Adjustments to reconcile net income to net cash
	provided by operating activities:
  Stock issued for services and officer payable                                            69,500            250
  Warrants issued to officers                                                              44,350             --
  Changes in assets and liabilities:
   Accounts receivable                                                                     (5,228)            --
   Accounts payable                                                                        23,012          6,751
   Bank overdraft                                                                          (2,432)         2,432
										    -------------    -----------
     Total adjustments                                                                    129,202          9,253
										    -------------    -----------
     Net cash provided by operating activities                                            (32,190)       (60,205)
										    -------------    -----------
Cash flows from investing activities:                                                          --             --
    Net cash provided by investing activities                                                  --             --

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                   26,875         56,375
  Proceeds from stock subscription receivable                                                  --          1,500
  Increase in acquisition liability                                                        22,000             --
										    -------------    -----------
     Net cash provided by financing activities                                             48,875         57,875
										    -------------    -----------
Cash and cash equivalents:
  Increase in cash and cash equivalents                                                    16,685         (2,330)
  Balance, beginning of year                                                                   --          2,330
										    -------------    -----------
  Balance, end of year                                                              $      16,685    $        --
										    =============    ===========
Supplemental cash flow disclosures:
  Interest paid                                                                     $           5    $         9
  Taxes paid                                                                        $           0    $         0




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

2. GOING CONCERN

The Companys financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company's only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $161,392 for the year ended April 30, 2007 and has reported an accumulated deficit of $3,895,019. The Company is continuing in its plans to further expand its ATM machine sales division and anticipates the ability to continue to grow this line of business.


NOTE 3 - CORRECTION OF ERRORS

The Company has restated its previously issued April 30, 2007 financial statements for matters related to the following previously reported item: the Company discovering that it had erroneously overstated the cash and cash equivalent account balance by $3,623. The accompanying financial statements for the fiscal year ended April 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction". The following is a summary of the restatements for April 30, 2007:


Increase (decrease) of previously reported cash and cash equivalents:

 - decrease of cash in bank                                            (3,623)
								     --------
   Total increase in previously reported cash and cash equivalents     (3,623)
 								     --------
Increase of previously reported stockholder's (deficit):
 - total increase in net loss due to correction of errors              (3,623)
								     --------
   Total increase in previously reported stockholders' equity          (3,623)
								     --------
Effects of above referenced adjustments on net loss:

Decrease of previously reported General and Administrative Expenses:   (3,488)
Decrease of previously reported Officers Compensation:                   (135)
								     --------
   Total increase in net loss                                        $ (3,623)
								     ========

The effect on the Company's previously issued April 30, 2007 financial statements are summarized as follows:

                      Balance Sheet as of April 30, 2007


                          	  Previously      Net
                          	   Reported     Change     Restated
				 ------------ ---------	 ------------
Assets
Current assets
Cash and cash equivalents        $     20,308    (3,623) $     16,685
Accounts receivable                     5,228         -         5,228
				 ------------ ---------	 ------------
 Total current assets                  25,536    (3,623)       21,913
				 ------------ ---------	 ------------
 Total Assets                    $     25,536 $  (3,623) $     21,913
				 ============ =========	 ============
Current liabilities

Accounts Payable                       33,010         -        33,010
Bank Overdraft                              -         -             -
Acquisition Liability                  22,000         -        22,000
				 ------------ ---------	 ------------
 Total current liabilities             55,010                  55,010
				 ------------ ---------	 ------------
 Total liabilities                     55,010         -        55,010
 				 ------------ ---------	 ------------
Stockholders' deficit
Preferred stock                        10,000         -        10,000
Common Stock                          217,194         -       217,194
Treasury Stock                        (52,954)        -       (52,954)
Additional paid-in capital          3,687,682         -     3,687,682
Accumulated (deficit)              (3,891,396)   (3,623)   (3,895,019)
				 ------------ ---------	 ------------
 Total stockholders' (deficit)        (29,474)   (3,623)      (33,097)
				 ------------ ---------	 ------------
  Total Liabilities &
     Stockholders' (deficit)     $     25,536 $  (3,623) $     21,913
				 ============ =========	 ============



       Statement of Operations for the fiscal year Ended April 30, 2007


                          	 	 Previously     Net
                          	   	  Reported    Change     Restated
				 	------------ --------- ------------
Commissions                             $    154,729         - $    154,729
  				 	------------ --------- ------------
Total Income                                 154,729         -      154,729

Operating Costs and Expenses
General and administrative                   188,451     3,488      191,939
Total Operating Costs and Expenses           124,042       135      124,177
				 	------------ --------- ------------
                                             312,493     3,623      316,116
Loss from Operations                        (157,764)   (3,623)    (161,387)

Other Income (Expense):
Interest expense                                  (5)        -           (5)
				 	------------ --------- ------------
  Total other income (expense)                    (5)        -           (5)
				 	------------ --------- ------------
Net Income (Loss)                       $   (157,769)$  (3,623)$   (161,392)
					============ ========= ============
Earnings per Common Share:

Basic and Diluted         		$      (0.01)        - $      (0.01)
					============ ========= ============
Weighted Average Common Shares Outstanding:

Basic and Diluted                         19,892,969     	 19,892,969
					============ ========= ============


       Statement of Cash Flows for the fiscal year Ended April 30, 2007

                                              As Previously   As Restated
                                                Reported
					      -------------   -----------
Statement of Cash Flows
Cash flows used in operating activities       $    (28,567)   $   (32,190)
Cash flows provided by investing activities              -              -
Cash flows provided by financing activities         48,875         48,875



4. STOCKHOLDERS' EQUITY

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

5. RELATED PARTY TRANSACTIONS

The Company's President and shareholder had advanced monies to the Company. The total advances at April 30, 2007 are $0. Total compensation to Scott Goldsmith, the President of the Company, amounted to $124,177 and $98,544 for the year ended April 30, 2007, and 2006, respectively. Included in Mr. Goldsmith's compensation were the preferred shares and warrants issued to him which were valued at $44,350 for the warrants and then the preferred shares of which $3,800 was for prior services and $36,200 was to reduced a due to shareholder loan.

6. COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $500 per month and expires in January 31, 2008. Rent expense was $6,571 and $6,216 as of April 30, 2007 and 2006.

7. INCOME TAXES

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

8. WARRANTS AND OPTIONS

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



9.  ACQUISITION LIABILTIY

We have received $22,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, it will convert to a short term note payable.

10. SUBSEQUENT EVENTS

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


Name & Principal      Other            	    Annual
Position Year         Salary   Bonus 	Compensation
----------------      ------   -----	------------
Scott C. Goldsmith    2007       	$    124,177
President/CEO         2006       	$     98,544
                      2005       	$    111,845
                      2004       	$     68,305
                      2003       	$     61,382
                      2002       	$      6,340

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


Date: September 14, 2007    Prevention Insurance.com


                            By: /s/ Scott Goldsmith
                            ------------------------
                            Scott Goldsmith, President





In accordance with Section 12 of the Securities Exchange Act of 1934, the small business issuer caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2007    Prevention Insurance.com


                            By: /s/ Scott Goldsmith
                            ------------------------
                            Scott Goldsmith, President