Form 10KSB/A
period 2007-04-30
PREVENTION INSURANCE COM
filed 2007-09-17
CIK 1134982

UNITED STATES
                                  SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
				 Amendment No. 2


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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[X]


				EXPLANATORY NOTE




*EXPLANATORY NOTE- Following the intial filing of the Form 10-KSB/A ("Amendment No. 1"), the Company discovered that it had inadvertently included incorrect versions of the auditor's consent which did not correspond to the auditor's opinion for the fiscal year ended April 30, 2007.

The Company is filing this Amendement No. 2 to Form 10-KSB/A to amend its Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 in order to remove the auditor's consent as it is not required for filing.

The Company previously filed the Amendment No. 1 to Form 10-KSB to amend its Annual Report on Form 10-KSB ("the Original Filing") for the fiscal year ended April 30, 2007 in order to amend and restate the financial statements and related disclosures for matters related to the Company discovering that it had erroneously overstated the cash and cash equivalent account balance by $3,623.

This Amendment No. 2 hereby supersedes and amends the Form 10-KSB/A with respect to Exhibit 23.1 and 23.2. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our President/Chief Executive Officer as Exhibits 31.1 and 32.1. Except as required to reflect the effects of the items described above, no additional modifications or updates to the Form 10-KSB/A have been made. Information not relating to the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing.

Within four days of the error being determined, we have filed this Form 10-KSB/A Amendment No. 2 without the issuance of an 8-K as a result of the timely correction of the financial statements and related disclosures for the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007.





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

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB/A. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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