Form 10QSB
period 2007-07-31
PREVENTION INSURANCE COM
filed 2007-09-17
CIK 1134982

UNITED STATES
                                  SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


 	  [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
		 SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  YES [ ]    NO [X]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  YES [ ]    NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS               OUTSTANDING AT SEPTEMBER 14, 2007
-----------------------------	---------------------------------
Common stock, $0.01 par value              22,679,362



Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           PREVENTION INSURANCE.COM

                               TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.............................................1
          Condensed Balance Sheet - July 31, 2007 (unaudited).............1
          Condensed Statements of Operations - Three  months  ended
	  July 31,2007 and 2006 (unaudited)...............................2
          Condensed  Statements  of  Cash Flows-Three months ended
	  July 31,2007 and 2006 (unaudited)...............................3
	  Notes to Condensed Financial Statements (unaudited).............4

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS.............................5

ITEM 3.  CONTROLS AND PROCEDURES.........................................12


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...............................................13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13
ITEM 5.  OTHER INFORMATION...............................................13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURE................................................................15

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


			PREVENTION INSURANCE.COM
                        CONDENSED BALANCE SHEET


                                                         JULY 31,
                                                          2007
						       -----------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                            $     1,848
  Prepaid expenses					     3,000
						       -----------
   Total current assets                                      4,848
						       -----------
Total assets                                           $     4,848
						       ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts Payable				       $    32,631
  Acquisition Liability                                     27,000
						       -----------
   Total current liabilities                                59,631
						       -----------
Total liabilities                                           59,631

Stockholders' (deficit):
  Preferred stock, par value $0.01; 10,000,000
   shares authorized; 1,000,000 shares issued
   and outstanding			                    10,000
  Common stock, par value $0.01; 100,000,000
   shares authorized; 21,969,362 shares issued
   and outstanding                 			   219,694
  Treasury stock, 24,142 shares, at cost                   (52,954)
  Additional paid-in capital                             3,690,182
  Accumulated deficit					(3,921,705)
						       -----------
  Total stockholders' (deficit)				   (54,783)
						       -----------
  Total liabilities and stockholders' (deficit)        $     4,848
						       ===========

   The accompanying notes are an integral part of these condensed financial statements.

                           PREVENTION INSURANCE.COM
                      CONDENSED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN DOLLARS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                        THREE MONTHS ENDED
						   ----------------------------
                                                             JULY 31,
						   ----------------------------
                                                       2007            2006
						   ------------   -------------
Operating revenue
  Commissions		                           $     42,167   $      20,923
						   ------------   -------------
   Total Revenue                                         42,167          20,923
						   ------------   -------------
Operating expenses
  General and administrative                             21,732          14,648
  Accounting and bookkeeping                             10,086           3,193
  Sales commissions to agents                            10,923           9,050
  Officers compensation                                  23,413          22,953
						   ------------   -------------
      Total Operating expenses                           66,154          49,844
						   ------------   -------------
      Loss from Operations                              (23,987)        (28,921)

Other income (expense)
  Interest expense                                       (2,699)              -
						   ------------   -------------
       Total other income (expense)                      (2,699)              -
						   ------------   -------------
Net Loss                                           $    (26,686)  $     (28,921)
						   ============   =============
Earnings per common share
    Basic and diluted                              $      (0.00)  $       (0.01)

Weighted average common shares outstanding
    Basic and diluted                                21,833,492      19,569,362


   The accompanying notes are an integral part of these condensed financial statements.

                         PREVENTION INSURANCE.COM
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)




                                                    		    THREE MONTHS ENDED
								-------------------------
                                                         		 JULY 31,
								-------------------------
                                                                   2007            2006
								---------	---------

Cash flows from operating activities:
Net loss                                                        $ (26,686)	$ (28,921)
								---------	---------
Adjustments  to  reconcile  net  income
  to net cash provided by operating activities:
  Changes in operating assets and liabilities:
   (Increase)/Decrease in accounts receivable			    5,228               -
   (Increase)/Decrease in prepaid expenses			   (3,000)		-
    Increase/(Decrease) in accounts payable                          (379)           (325)
								---------	---------
     Net cash used in operating activities                        (24,837)        (29,246)
								---------	---------

Cash flows from investing activities:                                  --              --
    Net cash provided by investing activities                          --              --

Cash flows from financing activities:
  Proceeds from issuance of common stock                            5,000          10,000
  Advance from officer/shareholder                                      -          18,500
  Increase in acquisition liability				    5,000
  Bank overdraft                                                        -           3,179
								---------	---------
     Net cash provided by financing activities                     10,000          31,679
								---------	---------
Net change in cash                                                (14,837)          2,433

Cash, beginning of period                                          16,685          (2,433)
								---------	---------
Cash, end of period                                             $   1,848       $       -
								=========	=========
Supplemental cash flow disclosures:
  Interest paid                                                 $      45       $       -
  Income taxes paid                                             $	-       $       -


   The accompanying notes are an integral part of these condensed financial statements.

                              PREVENTION INSURANCE.COM
                                  FORM 10-QSB
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Prevention Insurance.com (the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 14, 2007.

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

Reclassifications

Certain amounts in the July 31, 2006 financial statements have been reclassified to conform to the July 31, 2007 presentation. These reclassifications had no effect on the previously reported net loss. The reclassifications were attributable to combining cost of goods sold amounts with the respective revenue to show the corrected amount of revenues as previously it was reported as two separate line items, when in actuality it was a refund due to the payor.

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


Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2007 and 2006.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted loss per share for 2007 and 2006 was anti-dilutive, basic and diluted losses per share are the same. The weighted-average number of common shares outstanding for computing basic EPS for the three month period ended July 31, 2007 and July 31, 2006 were 21,833,492 and 19,569,362 respectively.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three month period ended July 31, 2007 or July 31, 2006, respectively.

2. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company's only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $26,686 for the three months ended July 31, 2007 and has reported an accumulated deficit of $3,921,705. The Company is continuing in its plans to further expand its ATM machine sales division and anticipates the ability to continue to grow this line of business.

3. STOCKHOLDERS' EQUITY

During the three months ended July 31, 2007, the Company received cash in the amount of $5,000 from the issuance of 250,000 shares of common stock (an average of approximately $.02 per share).

4. RELATED PARTY TRANSACTIONS

Officer Compensation for the three months ended July 31, 2007, totaled $23,413.

5.  ACQUISITION LIABILTIY

The company has received $27,000 as deposits related to a potential merger candidate and has recorded this as an acquisition liability on the accompanying balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, the acquisition liability will convert to a short term note payable.

6.  SUBSEQUENT EVENTS

The company sold 710,000 shares of common stock for approximately $10,500 subsequent to July 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our description of business, historical operations, plan of operations, and existing ventures. This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended July 31, 2007.

Certain matters in this Quarterly Report on Form 10-QSB for the three months ended July 31, 2007 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

DESCRIPTION OF BUSINESS

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

HISTORICAL OPERATIONS

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

Management will continue to seek a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. We have received $27,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, the $27,000 will convert to a short term note payable.

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

Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time. We have received $27,000 related to a potential merger candidate and have booked this as an acquisition liability on our balance sheet. The final terms and requisite due diligence have not yet been completed and should the merger not go through, it will convert to a short term note payable.

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

RESULTS OF OPERATIONS

The summary of financial results for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is as follows:

Revenues. Revenues increased $21,244, or 101.5%, for the three months ended July 31, 2007, as compared to the corresponding period in the prior year. The increase was attributable to more ATM sales resulting from the new marketing program and strategy implemented as of May 1, 2007.

General and Administrative Expenses. General and administrative expenses increased $7,084, or 48.3%, for the three months ended July 31, 2007, as compared to the corresponding period in the prior year. The increase was primarily related to current period increases in professional services, finance charges, and other normal reoccurring operating expenses.

Accounting and Bookkeeping Expenses. Accounting and bookkeeping expenses increased $6,893, or 215.9%, for the three months ended July 31, 2007, as compared to the corresponding period in the prior year. The increase was attributable to current period increases in costs associated with the preparation of the financial statements.

FINANCIAL CONDITION

As of July 31, 2007, we had $1,848 cash and cash equivalents and negative net working capital of $54,783. Our negative net working capital is primarily attributable to current period increases in accounts payable and deposits related to a potential merger candidate recorded as an acquisition liability on the accompanying balance sheet for the three months ended July 31, 2007.

There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 14, 2007. These conditions continued through the first quarter of 2007 resulting in operating losses and liquidity shortages.

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

CASH FLOW SUMMARY

                              THREE MONTHS ENDED
			      ------------------
                                   JULY 31,              INCREASE (DECREASE)
                               2007        2006               AMOUNT
			     --------	 --------	      --------
Cash flows from:
  Operating activities       $(24,837)   $(29,246)   	      $  4,409
  Investing activities              -           -                    -
  Financing activities         10,000      31,679              (21,679)




During the three month period ended July 31, 2007, cash flows used in operating activities totaled $24,837, as compared to $29,246 used in operating activities for the corresponding period in the prior year. The improvement in net cash flows from operations for the three month period is primarily related to:

 - The collection of cash proceeds from accounts receivable offset by an increase in prepaid expenses.

 - The decrease in the current period net loss as compared to the net loss in the corresponding period in the prior year.

During the three month period ended July 31, 2007, cash flows provided by financing activities totaled $10,000, as compared to $31,679 provided by financing activities for the corresponding period in the prior year. This change is primarily the result of:

 - The $5,000 decrease in proceeds received through the issuance of common stock, $18,500 advances received from Officer/Shareholder, and $3,179 in Bank Overdraft refunds offset by an increase in the acquisition liability related to a potential merger candidate.

CONTRACTUAL COMMITMENTS

There were no material changes during the three month periods ended July 31, 2007, to the contractual obligations and commitments disclosed in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 14, 2007.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted loss per share for 2007 and 2006 was anti-dilutive, basic and diluted losses per share are the same. The weighted-average number of common shares outstanding for computing basic EPS for the three month period ended July 31, 2007 and July 31, 2006 were 21,833,492 and 19,569,362 respectively.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three month period ended July 31, 2007 or July 31, 2006, respectively.

FACILITIES AND LEASES

Prevention Insurance.com leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $500 per month. The lease expires January 31, 2008 with minimum rent payable for the year of $6,216.

DIVIDENDS

Prevention Insurance.com does not intend to pay dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2007. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). Based on this evaluation our Chief Executive Officer/Principle Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures were not effective due to the existing weaknesses in our internal control over financial reporting previously identified and discussed in the 2007 10-KSB/A and below under "Internal Control Over Financial Reporting -Weakness in Internal Control Over Financial Reporting Previously Reported."

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB for the fiscal quarter ended July 31, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in controls can occur because of simple errors or mistakes that are not detected on a timely basis.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our continuing progress in establishing internal control over financial reporting is described below.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended July 31, 2007

During the quarter ended July 31, 2007, there were no other changes to our internal control over financial reporting during the three months ended July 31, 2007 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in Internal Control Over Financial Reporting Previously Reported

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities of its common stock during the three months ending July 31, 2007 (Unaudited):

On June 19, 2007, the Company sold a total of 250,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.02 per share).

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS PURSUANT TO REGULATION S-K:

Exhibit 31.1 Section  302  Certification  by  President
			   and  Chief Executive Officer

Exhibit 32.1 Section  906  Certification  by  President
			   and  Chief Executive Officer

B.  REPORTS ON FORM 8-K:

Exhibit 31.2 Filed on June 15, 2007,
Item 4.01 Changes in Registrants Certifying Accountants

Exhibit 32.2 Filed on July 25, 2007,
tem 4.01 Changes in Registrants Certifying Accountants

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date: September 14, 2007    Prevention Insurance.com


                            By: /s/ Scott Goldsmith
                            ------------------------
                            Scott Goldsmith, President