Form 10QSB
period 2007-10-31
PREVENTION INSURANCE COM
filed 2007-12-14
CIK 1134982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


		For the quarterly period ended:	October 31, 2007
						----------------


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


			APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


	   Class			Outstanding at December 7, 2007
-----------------------------		-------------------------------
Common stock, $0.01 par value		           25,644,362


Transitional Small Business Disclosure Format: Yes  [ ] No [X]

                           PREVENTION INSURANCE.COM

                               TABLE OF CONTENTS

         ...............................................................Page

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.............................................1
         Condensed Balance Sheet - October 31, 2007 (unaudited)...........1
         Condensed  Statements  of Operations - Six months  ended
	  October 31, 2007 and 2006 (unaudited)...........................2
         Condensed Statements of Cash  Flows  -  Six  months ended
	  October 31, 2007 and 2006 (unaudited)...........................3
	 Notes to Condensed Financial Statements (unaudited)..............4

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS..............................5

ITEM 3.  CONTROLS AND PROCEDURES..........................................9

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...............................................11
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11
ITEM 5.  OTHER INFORMATION...............................................11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................11

SIGNATURE................................................................12

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            PREVENTION INSURANCE.COM
                            CONDENSED BALANCE SHEET


	 						October 31,
							   2007
							-----------
							(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	 			$	  -
   Accounts receivable			               	      1,840
							-----------
Total current assets	 		             	      1,840
							-----------
Total assets						$     1,840
							===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	 				$    29,644
Bank overdraft	 	               			      1,580
							-----------
Total current liabilities	 	              	     31,224
							-----------
Total liabilities		             		     31,224
							-----------
Stockholders' deficit:
Stock payable		              			      7,500
Preferred stock, par value $0.01; 10,000,000
  shares authorized; 1,000,000 shares issued
  and outstanding	 				     10,000
Common stock, par value $0.01; 100,000,000
  shares authorized; 24,979,362 shares issued
  and outstanding	 	              		    249,795
Treasury stock, 24,142 shares, at cost	 	            (52,954)
Additional paid-in capital	 	         	  3,726,581
Accumulated deficit		           	         (3,970,306)
							-----------
Total stockholders' deficit		               	    (29,384)
							-----------
Total liabilities and stockholders' deficit	 	$     1,840
							===========

The accompanying notes are an integral part of these condensed financial statements.


                           PREVENTION INSURANCE.COM
                      CONDENSED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN DOLLARS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)




                                   	       THREE MONTHS ENDED             SIX MONTHS ENDED
					  --------------------------	----------------------------
						  OCTOBER 31,                    OCTOBER 31,
					  --------------------------	----------------------------
                                              2007          2006            2007             2006
					  -----------	------------	------------	------------

Commissions                               $    38,096 	$     39,477 	$     80,264	$     60,796
					  -----------	------------	------------	------------
   Total revenue                               38,096         39,477          80,264          60,796
					  -----------	------------	------------	------------
Operating expenses
  General and administrative                   90,580         59,470         133,320          46,131
   Officers compensation                       22,463              -          45,876          63,183
					  -----------	------------	------------	------------
       Total operating expenses               113,043         59,470         179,196         109,314
					  -----------	------------	------------	------------
      Loss from operations                    (74,947)       (19,993)        (98,932)        (48,518)

Other income (expense)
  Other income                                 27,000             -           27,000               -
  Interest expense                               (655)            -           (3,354)              -
					  -----------	------------	------------	------------
        Total other income (expense)           26,345             -           23,646               -
					  -----------	------------	------------	------------
Net loss                                  $   (48,602)	$   (19,993)	$    (75,286)	$    (48,518)
					  ===========	===========	============	============
Earnings per common share:
    Basic                                 $     (0.00)	$     (0.01)	$      (0.00)	$      (0.01)

  Weighted average common shares
   outstanding:
    Basic                                  23,132,188    19,644,362       22,482,840      19,474,362


The accompanying notes are an integral part of these condensed financial statements.


                         PREVENTION INSURANCE.COM
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)




                                                      	    SIX MONTHS ENDED
                                                               OCTOBER 31,
							------------------------
 	 						   2007	 	  2006
							--------	--------
Cash flows from operating activities:
Net loss	 					$(75,286)	$(48,518)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Stock issued for services		                  40,000	       -
							--------	--------
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	 	   3,388	       -
 Increase/(decrease) in accounts payable	 	  (3,367)	   1,620
Bank overdraft						   1,580	  (2,432)
							--------	--------
Net cash used in operating activities	 	         (33,685)	 (49,330)
							--------	--------
Cash flows from investing activities:			       -	       -

Cash flows from financing activities:
Proceeds from issuance of common stock	 	          31,500	  14,500
Advance from officer/shareholder		               -	  36,200
Increase in stock payable 				   7,500	       -
(Decrease) in acquisition liability		         (22,000)	       -
							--------	--------
Net cash provided by financing activities	 	  17,000	  50,700
							--------	--------
Net change in cash		               		 (16,685)	   1,370

Cash, beginning of period	 	                  16,685	       -
							--------	--------
Cash, end of period	 				$      -	$  1,370
							========	========
Supplemental cash flow disclosures:
Interest paid	 					$    655	$      -
Income taxes paid	 				$      -	$      -
							========	========


The accompanying notes are an integral part of these condensed financial statements.


                               PREVENTION INSURANCE.COM
                                  FORM 10-QSB
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Prevention Insurance.com (the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007.

Nature of Business

Prevention Insurance.Com (the "Company") was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. Over the last two years, the Company has focused on a second line of business; the development of its ATM machine sale operations. Management does not feel the Company has re-entered the development stage because we continue to receive revenue from our ATM machine sale operations. The Company is continually attempting to organize select independent insurance agencies to create a nationwide cooperative group of health, life and casualty insurance companies with the ability to negotiate fees with national insurance companies. Additionally, this co-op would benefit from national negotiations of advertising and product development. The Company would receive fees from this group of agencies for its coordination of activities. The Company is continuing with its planned expansion of its ATM machine sales division and generating commissions as a dealer representative to build that business further.

Reclassifications

Certain amounts in the October 31, 2006 financial statements have been reclassified to conform to the October 31, 2007 presentation. These reclassifications had no effect on the previously reported net loss. The reclassifications were attributable to combining cost of goods sold amounts with the respective revenue to show the corrected amount of revenue.
Previously these items were reported as two separate line items, when in actuality the cost was a refund due to the payor.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the financial statements.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2007 and 2006.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Common stock equivalent shares are excluded fro the computation if their effect is anti-dilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares anti-dilutive and, as such, the calculation has not been included.

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

2. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company's only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $75,286 and $48,518 for the six months ended October 31, 2007 and 2006, a working capital deficit of $29,384 as of October 31, 2007. The Company is continuing in its plans to further expand its ATM machine sales division and anticipates the ability to continue to grow this line of business.

3. STOCKHOLDERS' EQUITY

On June 19, 2007, the Company sold a total of 250,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.02 per share).

On August 20, 2007, the Company sold a total of 545,000 shares of common stock to one individual for cash. These shares were valued at $8,000 (an average of approximately $.01 per share).

On September 25, 2007, the Company sold 1,465,000 shares of common stock to several individuals for cash. These shares were valued at $15,500 (an average of approximately $.01 per share).

On October 15, 2007, the Company sold 200,000 shares of common stock to one individual for cash. These shares were valued at $2,000 (an average of approximately $.01 per share).

On October 15, 2007, the Company issued 700,000 shares for consulting services performed in prior periods. These shares were valued at $40,000 (an average of approximately $0.06 per shares).

On October 25, 2007, the Company sold 100,000 shares of common stock to one individual for cash. These shares were valued at $1,000 (an average of approximately $.01 per share).

4. RELATED PARTY TRANSACTIONS

Officer Compensation for the six months ended October 31, 2007 and 2006, totaled $45,876 and $63,183, respectively.

5.  ACQUISITION LIABILTIY

The Company received $22,000 as of April 30, 2007 and $5,000 as of July 31, 2007 as a deposit related to a potential merger which was recorded as an acquisition liability as of July 31, 2007 because the final terms and requisite due diligence had not yet been completed. Per the Letter of Intent between the Company and Yin Sen Enterprise Co. Ltd., should the merger not go through due to cancelation by Yin Sen Enterprise, the funds are treatable as a non-refundable deposit. As of October 31, 2007, the merger talks ceased due to non performance by the merger candidate and per the agreement terms, the funds were treated as a non-refundable deposit and reclassified to other income.

6.  SUBSEQUENT EVENTS

On December 3, 20007, the Company issued 500,000 shares for $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our description of business, historical operations, plan of operations, and existing ventures. This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the six months ended October 31, 2007.

Certain matters in this Quarterly Report on Form 10-QSB for the six months ended October 31, 2007 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

DESCRIPTION OF BUSINESS

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. Later, the Company changed its name to Vita Industries, Inc. and again, in 1999, changed it to Prevention Insurance.com.

HISTORICAL OPERATIONS

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

From inception until early 1999, our principle business engagement had been the sale and distribution of our own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods: we employed a force of salespersons at our headquarters in Las Vegas, Nevada and compensated them on a commission basis; we also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we manufactured some of our own products. However, after a period of approximately eight years, we stopped the manufacturing activity because it did not prove to be profitable. In 1991 we were licensed in Nevada as an agent for health and life insurance. To date, we have not derived any significant income from sales of insurance policies.

During the mid 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra-Protection. These are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using these two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies; however, to date we have not entered into any such joint ventures.

In 2005, the Company added a second line of business and has been focused on the development of its ATM machine sale operations. The Company has focused its efforts on the second line of business for over the past two years. Management does not feel the Company has re-entered the development stage because it has continued to receive revenue from its ATM machine sale operations.

Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for the Nutra-Prevention and Nutra-Protection formulas. While the insurance license has been retained, the Company's main focus has been the ATM machine sales line of business. Should an opportunity arise where the Company is able to capitalize on its experience in insurance, we will benefit. At this stage the focus of the company is solely on the further expansion of the line of business devoted to ATM machine sales.

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

Management believes that there are perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include (1) the ability to use registered securities to acquire assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company whose primary purpose is to become public for which we can use securities for the acquisition of assets or businesses; (2) a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company wishing to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company wishing to gain initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management will continue to seek a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement with or what the industry, operating history, revenues, future prospects or other characteristics of that company will be. We received a non-refundable deposit of $22,000 and $5,000 as of April 30 and July 31, 2007, respectively; related to a potential merger and recorded this as an acquisition liability on our balance sheet as of July 31, 2007.

As of October 31, 2007, the Company terminated its discussions to merge with a pulp and paper manufacturer in Shanghai, China. After numerous extensions and the merger candidate's failure to provide audited financial statements, it was determined it was unlikely that a merger could be consummated. A letter informing the company's council that negotiations were terminated was sent out on October 31, 2007. Additionally, a press release regarding the decision not to renew the extension was issued on October 31, 2007. Since the merger was not consummated, the non-refundable deposit of $27,000 was reclassified as other income. We are now in discussions with several other potential merger candidates.

We may seek a business opportunity with entities which have recently commenced operations, or wishing to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The acquisition and administration of books of existing business from insurance agents would provide us with a source of revenue that would be reasonably predictable (based on such factors as the kinds of policies, the length of time they have been in effect, the persistency of the business and the collection experience), if we would make arrangements for effective continuing administration. We think this could be done at reasonable cost, either by making arrangements for the administration with another existing agency that is administering similar business, or directly by employing personnel already experienced in those administrative activities. If we were to engage directly in these activities, we could be required to obtain licenses in states other than Nevada and hire employees who are licensed in Nevada and other states.

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

The Company is continuing with its planned expansion of its ATM machine sales division and generating commissions as a dealer representative to build that business further.

Our activities have been devoted to the planning and expansion of our ATM machine sale operations. Management does not feel we have re-entered the development stage as the Company continues to receive revenue from its ATM machine sale operations.

The ATM Division continues to expand and the new sales program is increasing sales and improving cash flow. Sales for the six month period ended October 31, 2007 are up 33% in comparison to sales over the same period in 2006. We are currently planning to open a Canadian sales division in the Spring of 2008.

Presently our only employees are the President, who is full-time and is also serving as the Secretary-Treasurer, and one additional employee, all of whom serve as contract labor.

RESULTS OF OPERATIONS

The summary of financial results for the six months ended October 31, 2007 compared to the six months ended October 31, 2006 is as follows:

Revenues. Revenues increased by $19,468 or 32%, for the six months ended October 31, 2007, as compared to the corresponding period in the prior year. The increase was attributable to more ATM sales resulting from the new marketing program and strategy that the Company implemented in fiscal year 2007.

General and Administrative Expenses. General and administrative expenses increased by $87,189, or 189%, for the six months ended October 31, 2007, as compared to the corresponding period in the prior year. The increase was primarily related to current period increases in professional services, finance charges, and other normal reccurring operating expenses.

FINANCIAL CONDITION

As of October 31, 2007, we had $1,580 in bank  overdrafts  and  a  negative net
working  capital  of  $29,384.   Our  negative net working capital is primarily
attributable to current period increases in accounts payable.

There is substantial doubt about the ability of Prevention Insurance.com to continue as a going concern as disclosed in the notes of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007. These conditions continued through the second quarter of 2008 resulting in operating losses and liquidity shortages.

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

Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed. Revenue to date has been provided by our ATM equipment sales division, Quick Pay, that is selling ATM machines to retail outlets around the U.S. We have also received a small amount of capital from existing shareholders through periodic stock sales. If a merger is not consummated in early 2008, we will consider raising additional capital in the market.

CASH FLOW SUMMARY


                              SIX MONTHS ENDED
                                 OCTOBER 31,    	 INCREASE (DECREASE)
			 ------------------------	 ------------------
                             2007         2006          	AMOUNT
			 ----------    ----------	 ------------------
Cash flows from:
  Operating activities   $  (33,685)   $  (49,330)  	      $   15,645
  Investing activities            -             -             	       -
  Financing activities       17,000        50,700       	 (33,700)




During the six month period ended October 31, 2007, cash flows used in operating activities totaled $33,685, as compared to $49,330 used in operating activities for the corresponding period in the prior year. The improvement in net cash flows from operations for the six month period is primarily related to:

- The collection of cash proceeds from accounts receivable offset by an increase in prepaid expenses.
-  The increase related to stock issued for services.

During the six month period ended October 31, 2007, cash flows provided by financing activities totaled $17,000, as compared to $33,700 provided by financing activities for the corresponding period in the prior year. This change is primarily the result of:

-  The $22,000 reclassification of a financing activity to other income.

CONTRACTUAL COMMITMENTS

There were no material changes during the six month period ended October 31, 2007, to the contractual obligations and commitments disclosed in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Common stock equivalent shares are excluded for the computation if their effect is anti-dilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares anti-dilutive and, as such, the calculation has not been included.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the six month period ended October 31, 2007 or October 31, 2006, respectively.

FACILITIES AND LEASES

Prevention Insurance.com leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $500 per month. The lease expires January 31, 2008 with minimum rent payable for the year of $6,600.

DIVIDENDS

Prevention Insurance.com does not intend to pay dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2007. Based on this evaluation our Chief Executive Officer/Principal Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures were not effective due to the existing weaknesses in our internal control over financial reporting previously identified and discussed in the 2007 10-KSB/A and below under "Internal Control Over Financial Reporting -Weakness in Internal Control Over Financial Reporting Previously Reported."

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended October 31, 2007

During the quarter ended October 31, 2007, there were no other changes to our internal control over financial reporting that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in Internal Control Over Financial Reporting Previously Reported

Ineffective Controls Related to the Financial Closing Process

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include inadequate segregation of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected. Management intends on discussing this issue with its outside consultants to develop controls which are better applicable to its industry and size.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities of its common stock during the six months ending October 31, 2007 (Unaudited):

On June 19, 2007, the Company sold a total of 250,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.02 per share).

On August 20, 2007, the Company sold a total of 545,000 shares of common stock to one individual for cash. These shares were valued at $8,000 (an average of approximately $.01 per share).

On September 25, 2007, the Company sold 1,465,000 shares of common stock to several individuals for cash. These shares were valued at $15,500 (an average of approximately $.01 per share).

On October 15, 2007, the Company sold 200,000 shares of common stock to one individual for cash. These shares were valued at $2,000 (an average of approximately $.01 per share).

On October 15, 2007, the Company issued 700,000 shares for consulting services performed in prior periods. These shares were valued at $40,000 (an average of approximately $0.06 per share).

On October 25, 2007, the Company sold 100,000 shares of common stock to one individual for cash. These shares were valued at $1,000 (an average of approximately $.01 per share).

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

     Exhibit 31.1 Section  302  Certification  by
	  President  and  Chief Executive Officer

     Exhibit 32.1 Section  906  Certification  by
	  President  and  Chief Executive Officer

B.   REPORTS ON FORM 8-K:

     Exhibit 31.2 Filed on June 15, 2007,
	Item 4.01 Changes in Registrants Certifying Accountants

     Exhibit 32.2 Filed on July 25, 2007,
	Item 4.01 Changes in Registrants Certifying Accountants

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PREVENTION INSURANCE.COM              Date:  December 12, 2007
(Registrant)

By:          /s/ Scott Goldsmith
	     -------------------
             Scott Goldsmith
             Chief Executive Officer, Principle Financial Officer