Form 10QSB
period 2008-01-31
PREVENTION INSURANCE COM INC
filed 2008-03-25
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	To

Commission file number:	000-32389

PREVENTION INSURANCE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Paragon Capital LP 110 East 59th Street, 29th Floor New York, NY 10022
(Address of principal executive offices)

(212) 593-1600
(Issuer’s telephone number)

2770 So. Maryland Parkway, Las Vegas, Nevada 89109
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐   NO ☒

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES    NO

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 11, 2008
Common stock, $0.01 par value	97,707,933

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

PREVENTION INSURANCE.COM, INC.

Part I. – Financial Information

Item 1.   Financial Statements

PREVENTION INSURANCE.COM, INC
CONDENSED BALANCE SHEET
(Unaudited)
January 31, 2008

ASSETS
Current assets:
Cash	$215,293

Total current assets	215,293

Total assets	$215,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities held for sale, net of related assets of $2,034	$22,483

Total current liabilities	22,483

Total liabilities	22,483

Preferred stock, par value $0.01; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding	10,000
Common stock, par value $0.01; 100,000,000 shares authorized; 97,707,933 shares issued and outstanding	977,079
Treasury stock, 24,142 shares, at cost	(52,954)
Additional paid-in capital	3,261,296
Accumulated deficit	(4,002,611)
Total stockholders’ equity	192,810

Total liabilities and stockholders’ equity	$215,293

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,

	2008	2007	2008	2007
		(Restated)		(Restated)
Commissions	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	1,255	2,724	37,117	8,659
Officers compensation	15,055	32,597	39,312	52,713
Total operating expenses	16,310	35,321	76,429	61,372

Operating loss from continuing operations	(16,310)	(35,321)	(76,429)	(61,372)

Other income (expense)
Other income	802	-	27,802	-
Interest expense	-	-	-	-
Total other income (expense)	802	-	27,802	-

Loss from continuing operations	(15,508)	(35,321)	(48,627)	(61,372)

Loss from discontinued operations	(16,800)	(13,618)	(58,966)	(36,911)

Net loss	$(32,308)	(48,939)	$(107,593)	$(98,283)

Loss per common share - basic:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic	49,637,902	20,719,362	31,534,528	20,719,362

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended January 31,

	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(107,593)	$(98,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	42,000	48,150
Changes in operating assets and liabilities:
Change in assets	5,228	-
Increase in accounts payable	(33,010)	443
Net cash used in operating activities	(93,375)	(49,690)

Cash flows from investing activities:
Change in liabilities held for sale, net of assets	22,483	-
Net cash provided by investing activities	22,483	-

Cash flows from financing activities:
Proceeds from issuance of common stock	291,500	19,879
Advance from officer/shareholder	-	36,200
(Decrease) in acquisition liability	(22,000)	-
Net cash provided by financing activities	269,500	56,079

Net change in cash	198,608	6,389

Cash, beginning of period	16,685	(2,432)
Cash, end of period	215,293	3,957

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC.
FORM 10-QSB
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Prevention Insurance.com, Inc (the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007.

Nature of Business

Prevention Insurance.com, Inc (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com, Inc. Over the last two years, the Company has focused on a second line of business; the development of its ATM machine sale operations.  Management did not feel the Company had re-entered the development stage because it continued to receive revenue from the ATM machine sale operations. The Company is planning to divest itself of the ATM machine sales operations by 1st quarter of fiscal 2009 (See “Note 3 – Assets Held for Sale” for additional information.)

Reclassifications

Certain amounts in the January 31, 2007 financial statements have been reclassified to conform to the January 31, 2008 presentation. These reclassifications had no effect on the previously reported net loss.  The reclassifications were attributable to combining cost of goods sold amounts with the respective revenue to show the corrected amount of revenue.  Previously these items were reported as two separate line items, when in actuality the cost was a refund due to the payor.

Change in Control

On December 31, 2007, the Company elected Mr. Alan P. Donenfeld to the Board of Directors.  Mr. Donenfeld is also the President, Chief Executive Officer, Chief Financial Officer, and a company he controls is a significant shareholder of the Company.

Effective December 31, 2007, Scott Goldsmith resigned from his positions as Chief Executive Officer, Chief Financial Officer and Director of the Company.  Additionally, Richard Peterson and George T. Nassar resigned from the Company’s Board of Directors.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2008. The Company is currently in the process of determining the effect, if any, of the adoption of FIN 48 will have on the financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction.  Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively.  Early adoption is not permitted.

At December 31, 2007, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2008.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.  For all periods presented, the Company has sustained losses, which would make use of equivalent shares such as convertible preferred stock and warrants anti-dilutive and, as such, the calculation has not been included.

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company’s only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred net losses of $107,593 and $98,283 for the nine months ended January 31, 2008 and 2007, respectively and has working capital of $192,810 as of January 31, 2008.  The Company is planning to divest itself of the ATM machine sales division in the near future.

3.  ASSETS HELD FOR SALE

During the 3rd quarter of fiscal 2008, in association with the change of control, Management made the decision to “spin off” the division related to the sale of ATM machines known as Quick Pay.  The “spin off” shall be in partial consideration for satisfaction of all the issued and outstanding shares of preferred stock, warrants and notes held by the former Chief Executive Officer, Chief Financial Officer and Director of the Company, Scott Goldsmith.  (See Note 7 – “Subsequent Events” for additional information).

The following is a summary of the net assets at January 31, 2008:

JANUARY 31, 2008
Current Assets	$2,034
Total Assets	2,034
Total Liabilities	24,517
Liabilities held for sale	22,483

The following is a summary of activities from discontinued operations for the three and nine months ended January 31, 2008 and 2007:

	Three month ended January 31,		Nine month ended January 31,
	2008	2007	2008	2007

Revenues	$32,340	$47,026	$112,619	$108,246
Expenses	49,140	60,644	171,585	145,157

Loss from discontinued operations	$(16,800)	$(13,618)	$(58,966)	$(36,911)

4. STOCKHOLDERS' EQUITY

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

On December 3, 2007, the Company issued 500,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company issued 700,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company issued 100,000 shares of common stock to one individual for services. These shares were valued at $2,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company issued 71,428,571 shares of common stock to a company for cash. These shares were valued at $250,000 (an average of approximately $.0035 per share).

5. RELATED PARTY TRANSACTIONS

Officer Compensation for the nine months ended January 31, 2008 and 2007, totaled $78,624 and $105,426, respectively.  Of the respective amounts approximately fifty percent (50%) was attributable to discontinued operations.  For the nine months ended January 31, 2008 and 2007, $39,312 and $52,713 of officer compensation was included as continuing operations.

6.  ACQUISITION LIABILTIY

The Company received $22,000 as of April 30, 2007 and $5,000 as of July 31, 2007 as a deposit related to a potential merger which was recorded as an acquisition liability as of July 31, 2007 because the final terms and requisite due diligence had not yet been completed.  Per the Letter of Intent between the Company and Yin Sen Enterprise Co. Ltd., should the merger not go through due to cancelation by Yin Sen Enterprise, the funds are treatable as a non-refundable deposit.  During second quarter of fiscal year ended 2008, the merger talks ceased due to non performance by the merger candidate and per the agreement terms, the funds were treated as a non-refundable deposit and reclassified to other income.

7.  SUBSEQUENT EVENTS

On February 5, 2008, Scott Goldsmith (“Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, amongst other items, (1) cancellation of Goldsmith’s preferred stock, (2) cancellation of Goldsmith’s options and warrants, (3) payment in full of all of the Company’s liabilities, debts, and payables, (4) an initial payment to Goldsmith of $200,000, (5) spin off of Quick Pay, Inc. to Goldsmith, (6) an additional payment to Goldsmith upon certain events happening such as a reverse merger with a private company, and (7) future issuance to Goldsmith of warrants upon completion of a reverse merger.  As a result of the planned disposition of Quick Pay, Inc. and the foregoing, the Company intends to seek to acquire assets or shares of an entity actively engaged in a business, in exchange for its securities.  Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer.  The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature.  Our management may affect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Forward Looking Statements and Associated Risks

We begin Management’s Discussion and Analysis of Financial Condition with an overview of business, historical operations, plan of operations, and existing ventures.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the nine months ended January 31, 2008.

Certain matters in this Quarterly Report on Form 10-QSB for the nine months ended January 31, 2008 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Description of Business

Prevention Insurance.com, Inc (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. Later, the Company changed its name to Vita Industries, Inc. and again, in 1999, changed it to Prevention Insurance.com, Inc.

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

In 2005, the Company added a second line of business and has been focused on the development of its ATM machine sale operations.  The Company has focused its efforts on the second line of business for over the past two years.  Management did not feel the Company had re-entered the development stage because it had continued to receive revenue from its ATM machine sale operations.

Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for the Nutra-Prevention and Nutra-Protection formulas.  While the insurance license has been retained, the Company’s main focus has been the ATM machine sales line of business.

Plan of Operation

In addition to pursuing our current lines of business, we will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes there are perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include (1) the ability to use registered securities to acquire assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

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

During 2nd fiscal quarter 2008, the Company terminated its discussions to merge with a pulp and paper manufacturer in Shanghai, China. After numerous extensions and the merger candidate’s failure to provide audited financial statements, it was determined it was unlikely that a merger could be consummated. A letter informing the company’s council that negotiations were terminated was sent out on October 31, 2007. Additionally, a press release regarding the decision not to renew the extension was issued on October 11, 2007. Since the merger was not consummated, the non-refundable deposit of $27,000 was reclassified as other income.

On December 31, 2007, the Company elected Mr. Alan P. Donenfeld to the Board of Directors.  Mr. Donenfeld is also the President, Chief Executive Officer, Chief Financial Officer, and an investment company he controls is a significant shareholder of the Company.

Effective December 31, 2007, Scott Goldsmith resigned from his positions as Chief Executive Officer, Chief Financial Officer and Director of the Company.  Additionally, Richard Peterson and George T. Nassar resigned from the Company’s Board of Directors.

On February 5, 2008, Scott Goldsmith (“Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, amongst other items, (1) cancellation of Goldsmith’s preferred stock, (2) cancellation of Goldsmith’s options and warrants, (3) payment in full of all of the Company’s liabilities, debts, and payables, (4) an initial payment to Goldsmith of $200,000, (5) spin off of Quick Pay, Inc. to Goldsmith, (6) an additional payment to Goldsmith upon certain events happening such as a reverse merger with a private company, and (7) future issuance to Goldsmith of warrants upon completion of a reverse merger.  As a result of the planned disposition of Quick Pay, Inc. and the foregoing, the Company intends to seek to acquire assets or shares of an entity actively engaged in a business, in exchange for its securities.  Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer.  The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature.  Our management may affect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

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

* other relevant factors.

Results of Operations

General and Administrative Expenses from Continuing Operations:  General and administrative expenses increased by $28,458, or 329%, for the nine months ended January 31, 2008, as compared to the corresponding period in the prior year.  The increase was primarily related to current period increases in professional services, finance charges.

Financial Condition

As of January 31, 2008, we had $215,293 in cash and a positive net working capital of $192,810.  Our positive net working capital is primarily attributable to current period issuance of shares.

There is substantial doubt about the ability of Prevention Insurance.com, Inc to continue as a going concern as disclosed in the notes of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007.  These conditions continued through the third quarter of 2008 resulting in operating losses.

Cash Flow Summary

	Nine Months Ended
	January 31,		Increase (decrease)
	2008	2007	Amount
Cash flows from:
Operating activities	$(93,376)	$(49,690)	$(43,686)
Investing activities	22,483	-	22,483
Financing activities	269,500	56,079	213,421

During the nine month period ended January 31, 2008, cash flows used in operating activities totaled $93,376, as compared to $49,690 used in operating activities for the corresponding period in the prior year.  The decrease in net cash flows from operations for the nine month period is primarily related to:

•                   The payment of accounts payable.

•                   The payment of officer compensation.

During the nine month period ended January 31, 2008, cash flows provided by investing activities totaled $22,483, as compared to zero provided by investing activities for the corresponding period in the prior year.  This change is primarily the result of:

•                    The reclassification of net liabilities as liabilities held for sale

During the nine month period ended January 31, 2008, cash flows provided by financing activities totaled $269,500, as compared to $56,079 provided by financing activities for the corresponding period in the prior year.  This change is primarily the result of:

•                   The $22,000 reclassification of a financing activity to other income.

•                   The sale of stock issued for cash, resulting in a change in control.

Contractual Commitments

There were no material changes during the nine month period ended January 31, 2008, to the contractual obligations and commitments disclosed in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2007 as filed with the SEC on September 13, 2007.

Critical Accounting Policies

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Common stock equivalent shares are excluded for the computation if their effect is anti-dilutive.  For all periods presented, the Company has sustained losses, which would make use of equivalent shares anti-dilutive and, as such, the calculation has not been included.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the nine month period ended January 31, 2008 or January 31, 2007, respectively.

Facilities and Leases

Prevention Insurance.com, Inc leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $500 per month. The lease expires January 31, 2008 with minimum rent payable for the year of $6,600.  The Company renewed the lease in February 2008 for a two year term with minimum monthly payments of approximately $565 per month.

Dividends

Prevention Insurance.com, Inc does not intend to pay dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2008. Based on this evaluation our Chief Executive Officer/Principal Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures were not effective due to the existing weaknesses in our internal control over financial reporting previously identified and discussed in the 2007 10-KSB/A and below under “Internal Control Over Financial Reporting —Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2008, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended January 31, 2008

During the quarter ended January 31, 2008, there were no other changes to our internal control over financial reporting that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in Internal Control Over Financial Reporting Previously Reported

Ineffective Controls Related to the Financial Closing Process

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective.  Deficiencies identified include inadequate segregation of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.   Management intends on discussing this issue with its outside consultants to develop controls which are better applicable to its industry and size.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities of its common stock during the nine months ending January 31, 2008 (Unaudited):

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

On December 3, 2007, the Company sold 500,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company sold 700,000 shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company sold 100,000 shares of common stock to one individual for services. These shares were valued at $2,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company sold 71,428,571 shares of common stock to a Company for cash. These shares were valued at $250,000 (an average of approximately $.0035 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS PURSUANT TO REGULATION S-K:
    Exhibit 31.1 Section  302  Certification  by  President  and  Chief Executive Officer
    Exhibit 32.1 Section  906  Certification  by  President  and  Chief Executive Officer
B.    EXHIBITS
    Exhibit 2.2 Schedule A to the Stock Purchase Agreement dated as of December 31, 2007 between Paragon Capital LP and Prevention Insurance.com, Inc. (originally filed on January 4, 2008 SEC File 000-32389).
    Exhibit 2.3 Agreement and Release dated February 5, 2008 between Scott Goldsmith, Paragon Capital LP and Prevention Insurance.com, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PREVENTION INSURANCE.COM, INC	Date: March 24, 2008
(Registrant)

By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, Chief Financial Officer