Form 10KSB
period 2008-04-30
PREVENTION INSURANCE COM INC
filed 2008-08-19
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 000-32389

PREVENTION INSURANCE.COM, INC.

(Name of small business issuer in its charter)

NEVADA 88-0126444

(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification Number)

c/o Paragon Capital LP, 110 East 59th Street, 29th Floor New York, NY 10022

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (212) 593-1600

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $569,094 as of July 30, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,872,933 shares of Common Stock, par value $.01 per share, as of August 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):Yes☐ No ☒

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT & BUSINESS OVERVIEW

Prevention Insurance.com, Inc. (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com, Inc.

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

During the mid - 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra- Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

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

In 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations.  The Company has been keeping its focus on the second line of business of ATM machine sales for more than two years.  On December 28, 2007 the Company entered into an agreement where the Company has a change in control and will result in the divestiture of the ATM division “Quick Pay”.

On December 31, 2007, the Company elected Mr. Alan P. Donenfeld to the Board of Directors.  Mr. Donenfeld is also the President, Chief Executive Officer, Chief Financial Officer, of an investment company which he controls is a significant shareholder of the Company.

Effective December 31, 2007, Scott Goldsmith resigned from his positions as Chief Executive Officer, Chief Financial Officer and Director of the Company.  Additionally, Richard Peterson and George T. Nassar resigned from the Company’s Board of Directors.

On February 5, 2008, Scott Goldsmith (“Mr. Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, amongst other items, (a) cancellation of Mr. Goldsmith’s preferred stock and (b) cancellation of Mr. Goldsmith’s warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of Quick Pay, Inc. assets and liabilities to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company, and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merger.  Upon conveyance of the ATM division “Quick Pay”, the Company may re-enter the development stage if the Company is unable maintain an operating division.

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

During 2nd fiscal quarter 2008, the Company terminated its discussions to merge with a pulp and paper manufacturer in Shanghai, China. After numerous extensions and the merger candidate’s failure to provide audited financial statements, it was determined it was unlikely that a merger could be consummated. A letter informing the company’s council that negotiations were terminated was sent out on October 31, 2007. Additionally, a press release regarding the decision not to renew the extension was issued on October 11, 2007. Since the merger was not consummated, the non-refundable deposit of $27,000 was reclassified to other income.

As a result of the planned disposition of Quick Pay, Inc. under the February 5, 2008 Agreement and Release, and the foregoing, the Company intends to seek to acquire assets or shares of an entity actively engaged in a business, in exchange for its securities.  Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer.  The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature.  Our management may affect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.  If the Company is unable to acquire an actively engaged business prior to the spin-off of Quick Pay, the company will re-enter the development stage.

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

The analysis of new business opportunities will be undertaken by management.  In the analysis we may consider such matters as:

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

* other relevant factors.

Number of Employees

As of April 30, 2008, the Company had 1 employee.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 (a) Market Information. Our Common Stock is traded on the over-the-counter securities market through the Financial Industry Regulatory Authority Automated Quotation Bulletin Board System, under the symbol "PVNC". Any trading has been sporadic and there has been no meaningful trading volume.

The only outstanding warrants or options to purchase our common stock or any security convertible into shares of the class are a warrant convertible into 10,000,000 shares of common stock issued to Paragon Capital LP on April 30, 2008 for an exercise price of $0.01 and term of 3 years. As part of the April 5, 2008 Agreement and Release, Mr. Goldsmith cancelled his Convertible Preferred Shares, which were convertible into two (2) common shares of stock for every one (1) preferred share and cancelled 2,000,000 warrants.

(b) Holders of the Company's Securities. April 30, 2008, there were 471 holders of record of shares of the common stock.

(c) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

The application of the “Penny Stock” rules could adversely affect the market price of our common stock and increase one’s transaction costs to sell shares of our common stock.

The trading of our common stock is currently subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for non-NASDAQ and non-exchange listed securities. Under such rule, brokers-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

B. Discussion of Financial Condition and Results of Operations.

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.  Due to the plan of operations the historical results do not show or provide any trends with which the Company can forecast the future of the Company.

Our audit reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have previously sustained ourselves through commission income of ATM machine sales, although the Company is planning to divest itself of the ATM machine sales operations by October 31, 2008.

We have received a small amount of capital from existing shareholders through periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will invest at least $15,000 and in exchange we will issue warrants to purchase our common stock.  Additional warrants will be sold to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination.  Upon the closing of a business combination and a possible financing, we plan to pay  Mr. Goldsmith $400,000 or issue 1,600,000 shares of our common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock, net of any liabilities not covered in the conveyance of Quick Pay, as the final consideration for amounts owed to him, for the cancellation of his preferred stock and warrants.

Our only operation, Quick Pay, is discontinued and is to be conveyed to Mr. Goldsmith by October 31, 2008.  We are not allocating any additional capital to Quick Pay.  At April 30, 2008, Quick Pay had net liabilities of $58,485, net of related assets.  Regardless of the amount of the net liabilities at the time of the conveyance (anticipated by October 31, 2008), Quick Pay’s net liabilities amount will be eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

As we are divesting ourselves of our only operating division historical results provide no meaningful trend analysis for future financial results.

ITEM 7. FINANCIAL STATEMENTS.

PREVENTION INSURANCE.COM, INC.
FINANCIAL STATEMENTS
APRIL 30, 2008

-----------------------------------------------------------------------------------------------------------
12            INDEPENDENT AUDITOR'S REPORT – 2008 and 2007
13            BALANCE SHEETS
14            STATEMENTS OF OPERATIONS
15            STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
16            STATEMENTS OF CASH FLOWS
17-26           NOTES TO THE FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Prevention Insurance.com:

We have audited the accompanying balance sheets of Prevention Insurance.com as of April 30, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.com as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operations and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Las Vegas, NV

August 14, 2008

PREVENTION INSURANCE.COM, INC.
BALANCE SHEETS

	April 30,
	2008	2007
ASSETS		(RESTATED)
Current assets:
Cash and cash equivalents	$9,440	$--
Total current assets	9,440	--
Total assets	$9,440	$--

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Net liabilities to be spun-off, net of related assets of $59,800 and $21,913, respectively	$58,485	$33,097
Due to shareholder	400,000	--
Contingent liability	10,000	--
Total current liabilities	468,485	33,097
Total liabilities	468,485	33,097

Stockholders’ (deficit):
Preferred stock, par value $0.001; authorized 8,000,000 shares; 0 and 0 shares issued	--	--
Preferred stock, par value $0.01; authorized 2,000,000 shares; 0 and 1,000,000 shares issued	--	10,000
Common stock, par value $0.01; authorized 100,000,000 shares; 97,872,933 and 21,719,362 shares issued	978,730	217,194
Treasury stock, 24,142 and 24,142 shares, at cost	(52,954)	(52,954)
Additional paid-in capital	2,675,226	3,687,682
Accumulated (deficit)	(4,060,047)	(3,895,019)
Total stockholders’ (deficit)	(459,045)	(33,097)
Total liabilities and stockholders’ (deficit)	$9,440	$--

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM, INC.
STATEMENTS OF OPERATIONS

	For the years ended April 30,
	2008	2007
		(RESTATED)

Revenue	$--	$--

Operating expenses:
General and administrative	49,614	20,591
Officers compensation	38,062	62,088
Total operating expenses	87,676	82,679
Operating loss from continuing operations	(87,676)	(82,679)

Other income (expense):
Other income	29,964	--
Interest expense	--	(5	) )
Total other income (expense)	29,964	(5)

Loss from contining operations	(57,712)	(82,684)

Loss from discontinued operations	(107,316)	(78,708)

Net Loss	$(165,028)	$(161,392)

Earnings per common share – basic and dilutive:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic and dilutive	47,838,685	19,892,969

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM, INC.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Additional
	Number	Par Value $.01	Number	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance April 30, 2006	--	$--	19,229,362	$192,308	$3,581,842	$(52,954)	$(3,733,627)	$(12,431)

Stock issued for cash	--	--	1,890,000	18,886	7,990	--	--	26,876
Stock issued for services	--	--	600,000	6,000	23,500	--	--	29,500
Issuance of preferred shares	1,000,000	10,000	--	--	30,000	--	--	40,000
Issuance of warrants to officers	--	--	--	--	44,350	--	--	44,350
Net (loss)	--	--	--	--	--	--	(161,392)	(161,392)
Balance, April 30, 2007	1,000,000	$10,000	21,719,362	$217,194	$3,687,682	$(52,954)	$(3,895,019)	$(33,097)

Stock issued for cash	--	--	3,925,000	39,250	3,250	--	--	42,500
Stock issued for services	--	--	800,000	8,000	34,000	--	--	42,000
Stock issued for cash (purchase agreement)	--	--	71,428,571	714,286	(464,286)	--	--	250,000
Issuance of warrants for cash to shareholder	--	--	--	--	10,000	--	--	10,000
Preferred shares cancelled- (Agreement and release)	(1,000,000)	(10,000)	--	--	(595,420)	--	--	(605,420)
Net (loss)	--	--	--	--	--	--	(165,028)	(165,028)
Balance, April 30, 2008	--	$--	97,872,933	$978,730	$2,675,226	$(52,954)	$(4,060,047)	$(459,045)

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM, INC.
STATEMENTS OF CASH FLOWS

	For the years ended April 30,
	2008	2007
		(RESTATED)
Cash flows from operating activities:
Net loss	$(165,028)	$(161,392)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued for services	42,000	69,500
Warrants issued to officers	--	44,350
Changes in assets and liabilities:
Accounts receivable	5,228	(5,228)
Accounts payable	(238,430)	23,012
Commitments and contingencies	10,000
Bank overdraft	--	(2,432)
Net cash used in operating activities	(346,230)	(32,190)

Cash flows from investing activities:
Net liabilities to be spun off	58,485	--
Net cash provided by investing activities	58,485	--

Cash flows from financing activities:
Proceeds from issuance of common stock	292,500	26,875
Acquisition liability	(22,000)	22,000
Proceeds from issuance of warrants	10,000	--
Net cash provided by financing activities	280,500	48,875

Cash and cash equivalents:
Increase in cash and cash equivalents	(7,245)	16,685
Balance, beginning of year	16,685	--
Balance, end of year	$9,440	$16,685

Supplemental cash flow disclosures:
Interest paid	$--	$5
Taxes paid	$--	$--

Supplemental non-cash Investing and Financing activities:
Consideration given for cancelation of preferred shares and warrants	$605,420	$--

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com, Inc. Since 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations.  The Company has been keeping its focus on the second line of business of ATM machine sales for more than two years.  On December 28, 2007 the Company entered into an agreement where the Company has a change in control and will result in the divestiture of the ATM division “Quick Pay”. Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations. The Company is planning to divest itself of the ATM machine sales operations by October 31, 2008 at which time we may re-enter the development stage (See “Note 3 – Assets Held for Sale” for additional information.)

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

Reclassifications

Certain amounts in the April 30, 2007 financial statements have been reclassified to conform to the April 30, 2008 presentation. These reclassifications had no effect on the previously reported net loss.  Specifically in the prior period, income, assets and liabilities of “QuickPay” has been reclassified to Net Liabilities and Discontinued Operations.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2008 and 2007

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  For all periods presented, the Company has sustained losses, which would make use of equivalent shares such as convertible preferred stock and warrants anti-dilutive.  The weighted-average number of common shares outstanding for computing basic EPS for the year ended April 30, 2008 and April 30, 2007 were 47,838,685 and 19,892,969 respectively.

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.  The income is presented as loss from discontinued operations.

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

During the fiscal year ended April 30, 2008, 800,000 shares were issued as payment of services rendered totaling $42,000 (See Note 4 “Stockholders’ Equity” for additional information).

During the fiscal year ended April 30, 2007, 2,000,000 warrants were issued to officers with a $0.10 exercise price, 5 year term, an applied 297% volatility based on historical data, which resulted in the Black-Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123R.  The Company used a 2.5 year term for purposes of calculating the Black-Scholes value.  These warrants were cancelled upon signing the Agreement and Release between Paragon Capital LP, Prevention Insurance.com, Inc. and  Mr. Goldsmith dated February 5, 2008 (See Note 6 Commitments and Contingencies for additional detail).

There were no options issued as stock based compensation to any officers, directors, or non-employees for the period ended April 30, 2008 or 2007.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company’s only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $165,028 for the year ended April 30, 2008 and has reported an accumulated deficit of $4,060,047. The Company is planning to divest itself of the ATM machine sales operations by October 31, 2008.

3.  NET LIABILITIES TO BE SPUN OUT

During the 3rd quarter of fiscal 2008, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as Quick Pay. The Company obtained an appraisal for Quick Pay which resulted in an approximate value of $50,000.  The divestiture is anticipated to occur by October 31, 2008 and shall be in partial consideration for satisfaction of all the issued and outstanding shares of preferred stock, warrants and liabilities held by the former Chief Executive Officer, Chief Financial Officer and Director of the Company,  Mr. Goldsmith.  (See Note 6 Commitments and Contingencies for additional information).

The following is a summary of the net assets at April 30, 2008:

April 30, 2008
Cash	$57,232
Accounts receivable	2,568
Current Assets	59,800
Total Assets	59,800
Total Liabilities	(118,285)
Net liabilities held for sale	$58,485

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The following is a summary of activities from discontinued operations for the year ended April 31, 2008 and 2007:

	Year ended April 30,
	2008	2007

Commission revenue	$140,507	$154,729
Operating expenses	(247,823)	(233,437)

Loss from discontinued operations	$(107,316)	$(78,708)

4. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of Common stock with a par value of $0.01 and 2,000,000 shares of Preferred stock with a par value of $0.01 and 8,000,000 shares of Preferred stock with a par value of $0.001.

During the year ended April 30, 2007, the Company issued 1,000,000 restricted shares of Preferred stock valued at $40,000 to  Mr. Goldsmith.  The shares were convertible into two shares of common stock.  These preferred shares were cancelled in fiscal year 2008.

During the year ended April 30, 2007, the Company issued 1,890,000 restricted shares of stock for cash of $26,876 (an average of approximately $0.01 per share). Additionally, during the same period, the Company issued 600,000 shares of stock for services valued at $29,500 (average price per share of $0.05).

On June 19, 2007, the Company sold a total of 250,000 restricted shares of common stock to one individual for cash.  These shares were valued at $5,000 (an average of approximately $.02 per share).

On August 20, 2007, the Company sold a total of 545,000 restricted shares of common stock to one individual for cash. These shares were valued at $8,000 (an average of approximately $.01 per share).

On September 25, 2007, the Company sold 1,465,000 restricted shares of common stock to several individuals for cash. These shares were valued at $15,500 (an average of approximately $.01 per share).

On October 15, 2007, the Company sold 200,000 restricted shares of common stock to one individual for cash. These shares were valued at $2,000 (an average of approximately $.01 per share).

On October 15, 2007, the Company issued 700,000 restricted shares for consulting services performed in prior periods. These shares were valued at $40,000 (an average of approximately $0.06 per share).

On October 25, 2007, the Company sold 100,000 restricted shares of common stock to one individual for cash. These shares were valued at $1,000 (an average of approximately $.01 per share).

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

On December 3, 2007, the Company issued 500,000 restricted shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company issued 700,000 restricted shares of common stock to one individual for cash. These shares were valued at $5,000 (an average of approximately $.01 per share).

On December 31, 2007, the Company issued 100,000 restricted shares of common stock to one individual for services. These shares were valued at $2,000 (an average of approximately $.02 per share).

On December 31, 2007, the Company issued 71,428,571 restricted shares of common stock to a company for cash. These shares were valued at $250,000 (an average of approximately $.0035 per share).

On February 19, 2008, the Company issued 165,000 restricted shares of common stock to one individual for cash.  These shares were valued at $1,000 (an average of approximately $.006 per share).

On April 15, 2008, the Company purchased and cancelled 1,000,000 of the preferred shares and 2,000,000 warrants from a prior officer of the Company for partial consideration of $605,420 under the Agreement and Release dated February 5, 2008.  (See Note 6 Commitments and Contingencies for additional information).

5. RELATED PARTY TRANSACTIONS

Officer Compensation for the year ended April 30, 2008 and 2007, totaled $76,124 and $124,177, respectively.  Of the respective amounts approximately fifty percent (50%) was attributable to discontinued operations since a portion of the expense was related to the operations of the ATM division, which will be conveyed to Mr. Goldsmith by October 31, 2008.  For the year ended April 30, 2008 and 2007, $38,062 and $62,088 of officer compensation was included as continuing operations. Included in Mr. Goldsmith’s compensation for 2007, were the preferred shares and warrants issued to him which were valued at $44,350 for the warrants.  The preferred shares of valued at $40,000 which $3,800 was for prior services and $36,200 was to reduced a due to shareholder loan.

During the fourth quarter of 2008 the company incurred $24,114 in consulting expense paid to Mr. Goldsmith, the previous officer of the Company and shareholder.

During the fourth quarter of 2008 the Company granted 10,000,000 warrants to Paragon Capital LP who holds majority interest in the Company.  The Company received $10,000 cash as consideration for the warrants (See Note 8 “Warrants and Options” for additional information).

6. COMMITMENTS & CONTINGENCIES

The Company leases office space for the ATM division, under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $550 per month and expires in January 31, 2010.  Rent expense was $7,476 and $6,571 as of April 30, 2008 and 2007.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

On February 5, 2008, Scott Goldsmith (“Mr. Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, among other items, (1) cancellation of Mr. Goldsmith’s Preferred stock, (2) cancellation of Mr. Goldsmith’s  warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company of $400,000 or 1,600,000 shares of common stock, and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merge.  A liability of $400,000 remains as due to Mr. Goldsmith.

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 Preferred shares, Prevention Insurance.com, Inc paid $200,000 to a Mr. Goldsmith who designated that the capital be transferred to Quick Pay which will be conveyed to  Mr. Goldsmith by October 31, 2008. The $200,000 paid to Quick Pay was recorded as a liability to  Mr. Goldsmith and is included under net liabilities held for sale caption.  As of April 30, 2008 approximately $119,000 remains due to  Mr. Goldsmith by Quick Pay, this liability will be conveyed to Mr. Goldsmith by October 31, 2008.  As of April 30, 2008 Prevention Insurance has no further liability to  Mr. Goldsmith in relation to the initial payment of Mr. Goldsmith of $200,000.

As part of the amendment to the February 5, 2008 agreement the Company has agreed that a $10,000 penalty will be paid to Mr. Goldsmith if the Company does not convey the net assets of Quick Pay by October 31, 2008.  The Company has accrued for the penalty as of April 30, 2008.

7. INCOME TAXES

At April 30, 2008 and 2007, the Company had a federal net operating loss carryforward of approximately $701,400 and $578,400, respectively, which expires through 2028. This carryforward may be limited upon the consummation of the spin-off of Quick Pay under Internal Revenue Code Section 381.

Components of net deferred tax assets, including a valuation allowance, are as follows (numbers are tax effected)

	April 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$245,500	$202,400
Stock-based compensation	40,600	26,000
Total deferred tax assets	286,100	228,400
Less: Valuation Allowance	(286,100)	(228,400)

Net Deferred Tax Assets	$--	$--
	=====	=====

The valuation allowance for deferred tax assets as of April 30, 2008 and 2007 was $286,100 and $228,400, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2008 and 2007, and recorded a full valuation allowance.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Reconciliation between the statutory rate and the effective tax rate is as follows:

	April 30,	April 30,
	2008	2007

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

Upon adoption of FIN 48 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At April 30, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2021.

The Company files income tax returns in the United States federal jurisdiction. The Company will file its U.S. federal return for the year ended April 30, 2007 and April 30, 2008, upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

8. WARRANTS

The Company has adopted FASB No. 123R and accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

As discussed in Note 1, 2,000,000 warrants were issued to an officer with a $0.10 exercise price, a 5 year term, with an applied 297% volatility based on historical data, which resulted in the Black-Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123R.  The Company used a 2.5 year term for purposes of calculating the Black-Scholes value.  These 2,000,000 warrants have been cancelled as stated per Note 6.

As discussed in Note 3, the Company issued 10,000,000 fully vested warrants to Paragon Capital LP for a consideration of $10,000.  The options are exercisable over a three year period at $0.01 each to purchase 10,000,000 shares of common stock.

There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2008.

The following is a schedule of the activity relating to the Company's warrants.

	Year Ended		Year Ended
	April 30, 2008		April 30, 2007
	Weighted Avg.		Weighted Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding
beginning of year	2,000,000	$.10	-	$-

Granted:
Warrants	10,000,000	$0.01	2,000,000	$0.10
Exercised	-	$-	-	$-

Cancelled:
Warrants	(2,000,000)	$(0.10)	-	$-

Warrants outstanding exercisable at end
of period 4/30/08 and 4/30/07, respectively	10,000,000	$0.01	2,000,000	$0.10

Weighted average fair
value of warrants granted during the year	$10,000		$44,350

PREVENTION INSURANCE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the Company's common stock warrants outstanding at April 30, 2008.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$ 0.01	$ 0.01	10,000,000	3 years	$ 0.01

As of April 30, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 7,872,933 shares.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds a Warrant that is exercisable into 10,000,000 common shares of the Company.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

9.  ACQUISITION LIABILTIY

The Company received $22,000 as of April 30, 2007 and $5,000 as of July 31, 2007 as a deposit related to a potential merger.  This amounts were initially recorded as an acquisition liability, because the final terms and requisite due diligence had not been completed.  Per the Letter of Intent between the Company and Yin Sen Enterprise Co. Ltd., should the merger not go through due to cancelation by Yin Sen Enterprise, the funds are treatable as a non-refundable deposit.  During second quarter of fiscal year ended 2008, the merger talks ceased due to non-performance by the merger candidate and per the agreement terms, the funds were treated as a non-refundable deposit and reclassified to other income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Prevention Insurance.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has not made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of April 30, 2008. Based on that, management concluded that, as of April 30, 2008, our internal control over financial reporting was not effective.

INEFFECTIVE CONTROLS RELATED TO THE ACCOUNTING PROCESS

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Additionally the revenue and disbursement cycles were also identifies as areas of significant internal control deficiency. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.  Management intends on discussing this issue with its outside consultants to develop controls which are better applicable to its industry and size.

ITEM 8A(T)

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	51	President, CEO and Director

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

Name & Principal	Other	Annual
Position Year	Salary Bonus	Compensation

Scott C. Goldsmith	2008	$76,124
Previous President/CEO	2007	$124,177
	2006	$98,544
	2005	$111,845
	2004	$68,305
	2003	$61,382
	2002	$6,340

Alan P. Donenfeld
President/CEO	2008	$--

We have formulated no plans as to the amounts of future cash compensation.  Any additional personnel required would have salaries negotiated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Form 10-KSB certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent Class (1)

Common Stock	Alan P. Donenfeld	71,428,571	73%

Common Stock	Scott C. Goldsmith	2,482,500	3%

---------------------------

 (1) Based upon 97,872,933 shares issued and outstanding.

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

Prevention Insurance report on Form 8-K dated June 15, 2007

On June 15, 2007, Registrant filed a Current Report on Form 8-K notifying shareholders that on June 10, 2007 the audit committee (the "Audit Committee") of the Directors of Prevention Insurance.com, Inc. (the "Company") approved and accepted the resignation letter of Beadle, McBride, Evans and Reeves, LLP ("BME&R") as the Company's independent registered public accounting firm, dated April 30, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended April 30, 2008, the Company's principal accountant billed approximately $25,000, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

Tax Fees

For the fiscal years ended April 30, 2008 and 2007, the Company's principal accountant and prior accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended April 30, 2008 and 2007, the Company's principal accountant and prior accountant billed $0 and $0, respectively, for products and services other than those described above.

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

Date: August 19, 2008              Prevention Insurance.com, Inc.

                                                      By: /s/ Alan P. Donenfeld
                                                      Alan P. Donenfeld, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the small business issuer caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2008                Prevention Insurance.com, Inc.

                                                       By: /s/ Alan P. Donenfeld
                                                       Alan P. Donenfeld, President