Form 10-Q
period 2008-07-31
PREVENTION INSURANCE COM INC
filed 2008-09-18
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 12, 2008
Common stock, $0.01 par value	97,872,933

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

PREVENTION INSURANCE.COM

Part I. – Financial Information

Item 1.   Financial Statements

PREVENTION INSURANCE.COM, INC.
CONDENSED BALANCE SHEETS

ASSETS
	July 31, 2008	April 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$962	$9,440
Prepaid expense	5,000	-
Total current assets	5,962	9,440

TOTAL ASSETS	$5,962	$9,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Net liabilities to be spun-off, net of related assets of $25,110	$53,320	$58,485
Contingent liability	10,000	10,000
Due to shareholder	400,000	400,000
Total current liabilities	463,320	468,485

TOTAL LIABILITIES	463,320	468,485

Stockholder's deficit:
Preferred stock, par value $0.001; 8,000,000 shares authorized; 0 shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized: 0 shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 97,872,933 shares issued	978,730	978,730
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Additional paid in capital	2,675,226	2,675,226
Accumulated (deficit)	(4,058,360)	(4,060,047)
Total stockholders' (deficit)	(457,358)	(459,045)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,962	$9,439

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	July 31,

	2008	2007

Revenue	$-	$-

Operating expenses
General and administrative	-	5,852
Officers compensation	-	13,465
Total operating expenses	-	19,316

Operating loss from continuing operations	-	(19,316)

Income (loss) from discontinued operations	1,687	(7,370)

Net income (loss)	$1,687	$(26,686)

Earnings per commons share - basic and dilutive:
Loss per common share from continuing operations	$0.00	$(0.00)
Income (loss) per common share from discontinued operations	$0.00	$(0.00)
Net income (loss)	$0.00	$(0.00)

Weighted average common shares outstanding
Basic	97,872,933	21,833,492
Dilutive	103,167,051	21,833,492
The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,687	$(26,686)
Adjustments to reconcile net loss to provided by operating activities:
Changes in assets and liabilities:
Change in accounts receivable	-	5,228
Change in prepaid expense	(5,000)	(3,000)
Change in accounts payable	-	(379)
Net cash used by operating activities	(3,313)	(24,837)

Cash flows from investing activities:
Change in net liabilities to be spun-off	(5,165)	-
Net cash provided by investing activities	(5,165)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000
Increase in acquisition liability	-	5,000
Net cash provided by financing activities	-	10,000

Net change in cash	(8,478)	(14,837)

Cash, beginning of period	9,440	16,685

Cash, end of period	$962	$1,848

Supplemental cash flow disclosures:
Interest paid	$-	$45
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM
FORM 10-QSB
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Prevention Insurance.com (the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008 as filed with the SEC on August 19, 2008.

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com since 2005, the Company has additionally focused on a second line of business and has been focused on the development of its ATM machine sale operations.  The Company has kept its focus on the second line of business of ATM machine sales for more than two years.

On December 28, 2007 the Company entered into an agreement where the Company had a change in control which will result in the divestiture of the ATM division “Quick Pay”. Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations. The Company is planning to divest itself of the ATM machine sales operations by October 31, 2008 at which time we may re-enter the development stage (See “Note 3 – Assets Held for Sale” for additional information.)

Reclassifications

Certain amounts in the July 31, 2007 financial statements have been reclassified to conform to the July 31, 2008 presentation. These reclassifications had no effect on the previously reported net loss.  Specifically in the prior period, income, assets and liabilities of “QuickPay” has been reclassified to Net Liabilities and Discontinued Operations.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2008 and 2007.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented. Basic earnings per share, is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible debt and other convertible securities.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares:

	For the three Months Ended July 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income
Basic EPS:	$1,687
Income available to common stockholders	$1,687	97,872,933	$0.00

Warrants	$--	5,294,118

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$1,687	103,167,051	$0.00

	For the three Months Ended July 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income
Basic EPS:	$(26,686)
Income available to common stockholders	$(26,686)	21,833,492	$(0.00)

Warrants	$--	--

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$(26,686)	21,833,492	$(0.00)

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.  The income is presented as part of loss from discontinued operations.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three month period ended July 31, 2008 or July 31, 2007, respectively.

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

2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company’s only source of revenue is via commissions from the sale of ATM machines and its ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net income of $1,687 for the three months ended July 31, 2008 and has reported an accumulated deficit of $4,058,360.  The Company is planning to divest itself of the ATM machine sales operations by October 31, 2008.

3.  NET LIABILITIES TO BE SPUN OUT

During the third quarter of fiscal 2008, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as Quick Pay. The Company obtained an appraisal for Quick Pay which resulted in an approximate value of $50,000.  The divestiture is anticipated to occur by October 31, 2008 and shall be in partial consideration for satisfaction of all the issued and outstanding shares of preferred stock, warrants and liabilities held by the former Chief Executive Officer, Chief Financial Officer and Director of the Company, Mr. Goldsmith.  (See Note 6 Commitments and Contingencies for additional information).

The following is a summary of the net assets at July 31, 2008:

July 31, 2008
Cash	$20,776
Accounts receivable	4,334
Current Assets	25,110
Total Assets	25,110
Total Liabilities	(78,430)
Net liabilities held for sale	$(53,320)

The following is a summary of activities from discontinued operations for the year ended July 31, 2008 and 2007:

	July 31,
	2008	2007

Commission revenue	$34,793	$42,167
Operating expenses	(33,106)	(49,537)

Income (loss) from discontinued operations	$1,687	$(7,370)

4. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of Common stock with a par value of $0.01 and 2,000,000 shares of Preferred stock with a par value of $0.01 and 8,000,000 shares of Preferred stock with a par value of $0.001.

During the three months ended July 31, 2008, the Company did not issue any shares of common or preferred stock.

5. RELATED PARTY TRANSACTIONS

There was no related party transactions during the three months ended July 31, 2008.

6. COMMITMENTS & CONTINGENCIES

The Company leases office space for the ATM division, under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $550 per month and expires in January 31, 2010.  Rent expense was $1,683 and $1,616 as of July 31, 2008 and 2007.

On February 5, 2008, Scott Goldsmith (“Mr. Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, among other items, (a) cancellation of Mr. Goldsmith’s Preferred stock, (b) cancellation of Mr. Goldsmith’s  warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company of $400,000 or 1,600,000 shares of common stock, and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merge.  A liability of $400,000 remains as due to Mr. Goldsmith, although this liability can be repaid during July 2009 through September 2009, at the option of the Company, through the issuance of 1,600,000 shares of common stock of the Company.

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 Preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay. The $200,000 paid to Quick Pay was recorded as a liability to  Mr. Goldsmith and is included under net liabilities held for sale caption.  As of July 31, 2008 approximately $78,450 remains due to  Mr. Goldsmith by Quick Pay, and any net assets or liability which remain on the Company’s financial statements will be conveyed to Mr. Goldsmith by October 31, 2008, without additional liability to the Company.

As part of the amendment to the February 5, 2008 agreement the Company has agreed that a $10,000 penalty will be paid to Mr. Goldsmith if the Company does not convey the net assets of Quick Pay by October 31, 2008.  The Company has accrued for the penalty as of April 30, 2008.

7.  SUBSEQUENT EVENTS

On August 12, 2008, the Company, Mr. Goldsmith and Paragon Capital entered into a clarification and addendum to the Schedule A agreement which had been entered into by these parties dated December 28, 2007.  This clarification agreement stated amongst other things that the warrants to purchase 4,000,000 shares of common stock that were to be issued to Mr. Goldsmith by the Company will instead be warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.01 per share and they will be issued to Mr. Goldsmith by Paragon rather than the Company.  In addition, the $400,000 amount owed to Goldsmith shall be payable upon the earlier of (i) such time as the Company has completed a PIPE financing of at least $2,000,000 or (ii) such time as the Company completes a reverse merger transaction, or (iii) eighteen months from the date of the original agreement dated December 28, 2007 Schedule A.  In the absence of (1), (ii) or (iii) the Company will have the right to require Goldsmith to convert the $400,000 payment into 1,600,000 common shares, non dilutable for stock splits for a period from 4 years from the date of the issuance of the stock, with piggyback registration rights.  This right expires September 30, 2009.  The Company has agreed that a $10,000 penalty will be paid to Mr. Goldsmith if the Company does not convey the net assets of Quick Pay by October 31, 2008.

On August 29, 2008, pursuant to the terms of a Securities Purchase Agreement, Paragon Capital LP purchased a warrant exercisable for $200,000 into 20,000,000 shares of common stock of Prevention Insurance.com, Inc. (the "Company") from the Company, for an aggregate of $20,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Associated Risks

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our description of business, historical operations, plan of operations, and existing ventures.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended July 31, 2008.

Certain matters in this Quarterly Report on Form 10-Q for the three months ended July 31, 2008 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

In 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations.  The Company has kept its focus on the second line of business of ATM machine sales for more than two years.  Management does not feel we have re-entered the development stage as we are continuing to receive revenue from our ATM machine sale operations.

Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website and the ownership rights in the trademarks for Nutra-Prevention and Nutra-Protection formulas.  While the insurance license has been retained, the Company’s main focus has been the ATM machine sales lines of business.  Should an opportunity arise where the Company is able to capitalize on its experience in insurance we will benefit, but at this stage the focus of the company is solely on the further expansion of the line of business devoted to ATM machine sales.

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

During second fiscal quarter 2008, the Company terminated its discussions to merge with a pulp and paper manufacturer in Shanghai, China. After numerous extensions and the merger candidate’s failure to provide audited financial statements, it was determined it was unlikely that a merger could be consummated. A letter informing the company’s council that negotiations were terminated was sent out on October 31, 2007. Additionally, a press release regarding the decision not to renew the extension was issued on October 11, 2007. Since the merger was not consummated, the non-refundable deposit of $27,000 was reclassified to other income.

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

Results of Operations

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

We have received a small amount of capital from existing shareholders through periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange we will issue warrants to purchase our common stock.  Paragon made an investment of $20,000 through the purchase of warrants subsequent to the end of the first quarter.  Additional warrants will be sold to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination.  Upon the closing of a business combination and a possible financing, we plan to pay  Mr. Goldsmith $400,000 or issue 1,600,000 shares of our common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock, net of any liabilities not covered in the conveyance of Quick Pay, as the final consideration for amounts owed to him, for the cancellation of his preferred stock and warrants.

Our only operation, Quick Pay, is discontinued and is to be conveyed to Mr. Goldsmith by October 31, 2008.  We are not allocating any additional capital to Quick Pay.  At July 31, 2008, Quick Pay had net liabilities of $55,540, net of related assets.  Regardless of the amount of the net liabilities at the time of the conveyance (anticipated by October 31, 2008), Quick Pay’s net liabilities amount will be eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

As we are divesting ourselves of our only operating division historical results provide no meaningful trend analysis for future financial results.

Critical Accounting Policies

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to commons stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted loss per share for 2007 and 2006 was anti-dilutive, basic and diluted losses per share are the same.   The weighted-average number of common shares outstanding for computing basic EPS for the three month period ended July 31, 2008 and July 31, 2007 were 97,872,933 and 21,833,492 respectively.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three month period ended July 31, 2008 or July 31, 2007, respectively.

Facilities and Leases

Prevention Insurance.com leases office space under a non-cancelable operating lease in Las Vegas, Nevada. The lease requires minimum monthly payments of approximately $550 per month. The lease expires January 31, 2010 with minimum rent payable for the year of $6,600.  The lease will be spun off along with QuickPay.

Dividends

Prevention Insurance.com does not intend to pay dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2008.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”).  Based on this evaluation our Chief Executive Officer/Principle Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures were not effective due to the existing weaknesses in our internal control over financial reporting previously identified and discussed in the 2008 10-K and below under “Internal Control Over Financial Reporting.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2008, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended July 31, 2008

During the quarter ended July 31, 2008, there were no other changes to our internal control over financial reporting during the three months ended July 31, 2008 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.   EXHIBITS PURSUANT TO REGULATION S-K:

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer
Exhibit 32.1	Section 906 Certification by President and Chief Executive Officer
Exhibit 10.1	Securities Purchase Agreement dated as of April 30, 2008 between Paragon Capital LP and Prevention Insurance.com, Inc. including Exhibit 1. (1)
Exhibit 10.2	Securities Purchase Agreement dated as of August 29, 2008 between Paragon Capital LP and Prevention Insurance.com, Inc. including Exhibit 1.
Exhibit 10.3	Clarification Agreement dated August 12, 2008 between Scott Goldsmith, Paragon Capital LP and Prevention Insurance.com, Inc.

(1)           Incorporated herein by reference to the Registrant’s Form 8-K filed May 28, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

	PREVENTION INSURANCE.COM, INC	Date: September 14, 2008
(Registrant)

By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, Principal Financial Officer