Form 10-Q
period 2008-10-31
PREVENTION INSURANCE COM INC
filed 2008-12-15
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at December 15, 2008
Common stock, $0.01 par value	97,872,933

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

PREVENTION INSURANCE.COM

Part I. – Financial Information

Item 1.   Financial Statements

PREVENTION INSURANCE.COM, INC.
CONDENSED BALANCE SHEETS

ASSETS
	October 31, 2008	April 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$10,037	$9,440
Total current assets	10,037	9,440

TOTAL ASSETS	$10,037	$9,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,424	$-
Net liabilities to be spun-off, net of related assets of $0 and $59,800 respectively	-	58,485
Contingent liability	-	10,000
Due to shareholder	400,000	400,000
Total current liabilities	408,424	468,485

TOTAL LIABILITIES	408,424	468,485

Stockholders' deficit:
Preferred stock, par value $0.001; 8,000,000 shares authorized; 0 shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized: 0 shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 97,872,933 shares issued	978,730	978,730
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Additional paid in capital	2,705,226	2,675,226
Accumulated (deficit)	(4,029,389)	(4,060,047)
Total stockholders' (deficit)	(398,387)	(459,045)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,037	$9,440

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	16,505	30,047	16,505	35,899
Officers compensation	-	9,473	-	22,938
Total operating expenses	16,505	39,520	16,505	58,837

Operating loss from continuing operations	(16,505)	(39,520)	(16,505)	(58,837)

Other income (expense)
Other income	-	27,000	-	27,000
Gain on contingency	10,000	-	10,000	-
Total other income (expense)	10,000	27,000	10,000	27,000

Loss from continuing operations	(6,505)	(12,520)	(6,505)	(31,837)

Discontinued operations
Gain on disposoal of operating activity	59,914	-	59,914	-
Loss on discontinued operations	(24,437)	(36,079)	(22,750)	(43,449)
Income (loss) from discontinued operations	35,477	(36,079)	37,164	(43,449)

Net income (loss)	$28,972	$(48,599)	$30,659	$(75,286)

Earnings per commons share - basic and dilutive:
Income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (loss) from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
Basic	97,872,933	23,132,188	97,872,933	22,482,840
Dilutive	104,854,065	23,132,188	115,969,932	22,482,840

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$30,659	$(75,286)
Adjustments to reconcile net loss to provided by operating activities:
Stock issued for services	-	40,000
Gain on disposal of operating activity	(59,914)
Gain on contingency	(10,000)	-
Changes in assets and liabilities:
Change in accounts receivable	-	3,388
Change in accounts payable	8,424	(3,367)
Bank overdraft	-	1,580
Net cash used by operating activities	(30,831)	(33,685)

Cash flows from investing activities:
Change in net liabilities spun-off	1,428	-
Net cash provided by investing activities	1,428	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	31,500
Proceeds from issuance of warrants	30,000	-
Increase in stock payable	-	7,500
(Decrease) in acquisition liability	-	(22,000)
Net cash provided by financing activities	30,000	17,000

Net change in cash	597	(16,685)

Cash, beginning of period	9,440	16,685

Cash, end of period	$10,037	$-

Supplemental cash flow disclosures:
Interest paid	$-	$655
Income taxes paid	$-	$-

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

On December 28, 2007 the Company entered into an agreement where the Company had a change in control which resulted in the divestiture of the ATM division “Quick Pay” at October 31, 2008.  Management determined that as of November 1, 2008 the Company has re-entered the development stage. (See “Note 3 – Divestiture of Quick Pay”.)

Reclassifications

Certain amounts in the October 31, 2007 Statement of Operations have been reclassified to conform to the October 31, 2008 presentation. These reclassifications have no effect on the previously reported net loss.  Specifically in the prior period net income of “QuickPay” has been reclassified to Discontinued Operations.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2008 and 2007.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares:

	For the three months ended October 31, 2008			For the six months ended October 31, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(6,505)		$(0.00)	$(6,505)		$(0.00)
Income (loss) from discontinued operations	35,477		0.00	37,164		0.00
Net income (loss)	28,972	97,872,933	0.00	30,659	97,872,933	0.00

Common stock equivalents - warrants		6,981,132			18,096,999

Diluted EPS:
Loss from continuing operations	(6,505)		(0.00)	(6,505)		(0.00)
Income (loss) from discontinued operations	35,477		0.00	37,164		0.00
Net income (loss)	$28,972	104,854,065	$0.00	$30,659	115,969,932	$0.00

	For the three months ended October 31, 2007			For the Six months ended October 31, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(12,520)		$(0.00)	$(31,837)		$(0.00)
Income (loss) from discontinued operations	(36,078)		(0.00)	(43,449)		(0.00)
Net income (loss)	(48,598)	23,132,188	(0.00)	(75,286)	22,482,840	(0.00)

Common stock equivalents - warrants		-			-

Diluted EPS:
Loss from continuing operations	(12,520)		(0.00)	(31,837)		(0.00)
Income (loss) from discontinued operations	(36,078)		(0.00)	(43,449)		(0.00)
Net income (loss)	$(48,598)	23,132,188	$(0.00)	$(75,286)	22,482,840	$(0.00)

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.  The income is presented as part of loss from discontinued operations as this division was conveyed on October 31, 2008.

Stock Based Compensation

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued.  The Company applies SFAS 123R in accounting for stock options issued for services which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using a fair value pricing model.

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three and six months periods ended October 31, 2008 or October 31, 2007, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Security and Exchange Commission approved the PCAOB’s amendment to AU Section 411 on September 16, 2008.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Until October 31, 2008, the Company’s only source of revenue was via commissions from the sale of ATM machines.  The Company’s ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net income of $30,659 for the six months ended October 31, 2008 and has reported an accumulated deficit of $4,029,389.  The Company completed the divestiture of the ATM machine sales operations as of October 31, 2008.  We may seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange we will issue warrants to purchase our common stock.

3. DIVESTITURE OF “QUICK PAY”

During the third quarter of fiscal 2008, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as “Quick Pay”.  The divestiture occurred on October 31, 2008 and resulted in the conveyance of $59,914 in net liabilities.

4. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of Common stock with a par value of $0.01 and 2,000,000 shares of Preferred stock with a par value of $0.01 and 8,000,000 shares of Preferred stock with a par value of $0.001.

During the three months and six months ended October 31, 2008, the Company did not issue any shares of common or preferred stock.

5. RELATED PARTY TRANSACTIONS

The Company issued warrants in exchange for $30,000 in funds from Paragon Capitol LP.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the Warrants issued.  See Note 6 - “Warrants” for additional detail.

6. WARRANTS

The Company has adopted FASB No. 123R and accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

On August 29, 2008, the Company issued 20,000,000 fully vested warrants to Paragon Capital LP for a consideration of $20,000.  The options are exercisable over a three year period at $0.01 each to purchase 20,000,000 shares of common stock.

On October 8, 2008, the Company issued 10,000,000 fully vested warrants to Paragon Capital LP for a consideration of $10,000.  The options are exercisable over a three year period at $0.005 each to purchase 10,000,000 shares of common stock.

There were no other options granted or exercised by the directors and executive officers outstanding as of October 31, 2008.

The following is a schedule of the activity relating to the Company's warrants.

	Six Months Ended		Six Months Ended
	October 31, 2008		October 31, 2007
	Weighted Avg.		Weighted Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding
beginning of year	10,000,000	$0.010	2,000,000	$0.10

Granted:
Warrants	30,000,000	$0.008	-	$-
Exercised	-	$-	-	$-

Cancelled:
Warrants	-	$-	-	$-

Warrants outstanding exercisable at end
of period 10/31/08 and 10/31/07, respectively	40,000,000	$0.009	2,000,000	$0.10

Weighted average fair
value of warrants granted during the year	$30,000		$44,350

The following table summarizes information about the Company's common stock warrants outstanding at October 31, 2008.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$ 0.009	$ 0.009	40,000,000	3 years	$ 0.009

As of October 31, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 37,872,933 shares.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds Warrants that are exercisable into 40,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

7. COMMITMENTS & CONTINGENCIES

On February 5, 2008, Scott Goldsmith (“Mr. Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release providing for, among other items, (a) cancellation of Mr. Goldsmith’s Preferred stock, (b) cancellation of Mr. Goldsmith’s  warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company of $400,000 or 1,600,000 shares of common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merge.  A liability of $400,000 remains due to Mr. Goldsmith, although this liability can be repaid during July 2009 through September 2009, at the option of the Company, through the issuance of 1,600,000 shares of common stock of the Company.

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay. The $200,000 paid to Quick Pay was recorded as a liability to  Mr. Goldsmith and is included under net liabilities held for sale caption.  As of October 31, 2008 the Company Conveyed $59,914 in net liabilities of Quick Pay to Mr. Goldsmith.  The Company does not anticipate any additional liability related to the conveyance of Quick Pay.

As part of the amendment to the February 5, 2008 agreement the Company had agreed that a $10,000 penalty would be paid to Mr. Goldsmith if the Company did not convey the net assets of Quick Pay by October 31, 2008.  The Company previously accrued for the penalty as of April 30, 2008.  The Company has conveyed Quick Pay and therefore a gain due to compliance of the contingency was recognized in the amount of $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Associated Risks

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our description of business, historical operations, plan of operations, and existing ventures.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months and six months ended October 31, 2008.

Certain matters in this Quarterly Report on Form 10-Q for the three and six months ended October 31, 2008 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Description of Business

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus Industries, Inc. later we changed our name to Vita Industries, Inc. and in 1999 again changed it to Prevention Insurance.com.

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

In 2005, the Company added a second line of business, ATM machine sale operations.  On October 31, 2008, the Company conveyed the ATM division “Quick Pay” to Mr. Goldsmith.  As of November 1, 2008, the company has re-entered the development stage.

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

Plan of Operation

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

As a result of the disposition of Quick Pay, Inc. under the February 5, 2008 Agreement and Release, and the foregoing, the Company intends to seek to acquire assets or shares of an entity actively engaged in a business, in exchange for its securities.  Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer.  The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature.  Our management may affect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

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

* other relevant factors.

Number of Employees

As of October 31, 2008, the Company had 1 employee.

Results of Operations

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.  Due to the plan of operations the historical results do not show or provide any trends with which the Company can forecast the future of the Company.

Our April 30, 2008 audit reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have previously sustained ourselves through commission income of ATM machine sales, but the Company divested itself of the ATM machine sales operations on October 31, 2008.

We have received a small amount of capital from existing shareholders through periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange we will issue warrants to purchase our common stock.  Paragon made an investment of $30,000 through the purchase of warrants during the six months period ended October 31, 2008.  Additional warrants will be sold to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination.  Upon the closing of a business combination and a possible financing, we plan to pay  Mr. Goldsmith $400,000 or issue 1,600,000 shares of our common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock, net of any liabilities not covered in the conveyance of Quick Pay, as the final consideration for amounts owed to him, for the cancellation of his preferred stock and warrants.

Our only operation, Quick Pay, is discontinued and has been conveyed to Mr. Goldsmith as of October 31, 2008.  We are not allocating any additional capital to Quick Pay.  At October 31, 2008, Quick Pay had net liabilities of $59,914, net of related assets.  Quick Pay’s net liabilities amount was eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

As we are divesting ourselves of our only operating division historical results provide no meaningful trend analysis for future financial results.

Critical Accounting Policies

Revenue Recognition

Commission income from the sale of ATM machines is recognized at the time of sale.  The income is presented as part of loss from discontinued operations as this division was conveyed on October 31, 2008.

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

The weighted-average number of common shares outstanding for computing basic EPS for the six months period ended October 31, 2008 and October 31, 2007 were 97,872,933 and 22,482,840 respectively.  The common stock equivalents included to calculate diluted EPS for the six months period ended October 31, 2008 were 115,969,932 and 22,482,840.

Stock Based Compensation

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued.  The Company applies SFAS 123R in accounting for stock options issued for services which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using a fair value pricing model.

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three and six months periods ended October 31, 2008 or October 31, 2007, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Security and Exchange Commission approved the PCAOB’s amendment to AU Section 411 on September 16, 2008.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”).  Based on this evaluation our Chief Executive Officer/Principle Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures were not effective due to the existing weaknesses in our internal control over financial reporting previously identified and discussed in the 2008 10-K and below under “Internal Control Over Financial Reporting.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2008, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended October 31, 2008

During the quarter ended October 31, 2008, there were no other changes to our internal control over financial reporting during the three or six months ended October 31, 2008 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.   EXHIBITS PURSUANT TO REGULATION S-K:

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer
Exhibit 32.1	Section 906 Certification by President and Chief Executive Officer
Exhibit 10.1	Securities Purchase Agreement dated as of April 30, 2008 between Paragon Capital LP and Prevention Insurance.com, Inc. including Exhibit 1. (1)
Exhibit 10.2	Securities Purchase Agreement dated as of August 29, 2008 between Paragon Capital LP and Prevention Insurance.com, Inc. including Exhibit 1. (2)
Exhibit 10.3	Clarification Agreement dated August 12, 2008 between Scott Goldsmith, Paragon Capital LP and Prevention Insurance.com, Inc. (2)
Exhibit 10.4	Securities Purchase Agreement dated as of October 8, 2008 between Paragon Capital LP and Prevention Insurance.com, Inc. including Exhibit 1.
Exhibit 10.5	Divestiture of Quick Pay as of October 31, 2008.

 (1)           Incorporated herein by reference to the Registrant’s Form 8-K filed May 28, 2008.

 (2)           Incorporated herein by reference to the Registrant’s Form 10-Q filed September 18, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PREVENTION INSURANCE.COM, INC
(Registrant)

Date: December 15, 2008	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, Principal Financial Officer