Form 10-Q
period 2009-01-31
PREVENTION INSURANCE COM INC
filed 2009-03-12
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes [ X]  No [   ]
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
Yes [X ]   No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [  ]   No [    ]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 12, 2009
Common Stock, $0.01 par value	97,872,933

Transitional Small Business Disclosure Format: Yes  [     ]  No  [X]

PREVENTION INSURANCE.COM

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PREVENTION INSURANCE.COM, INC.
CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2009	April 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$4,253	$9,440
Prepaid expenses	2,000	-

Total current assets	6,253	9,440

TOTAL ASSETS	$6,253	$9,440

Current liabilities
Net liabilities to be spun-off, net of related assets of $0 and $59,800 respectively	$-	$58,485
Contingent liability	-	10,000
Due to shareholder	400,000	400,000
Total current liabilities	400,000	468,485

TOTAL LIABILITIES	400,000	468,485

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized; zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized: zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
97,872,933 shares issued and outstanding	978,730	978,730
Additional paid in capital	2,720,226	2,675,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,039,749)	(4,060,047)
Total stockholders' (deficit)	(393,748)	(459,045)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$6,253	$9,440

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	10,361	1,255	26,866	37,117
Officers compensation	-	15,055	-	39,312
Total operating expenses	10,361	16,310	26,866	76,429

Operating loss from continuing operations	(10,361)	(16,310)	(26,866)	(76,429)

Other income (expense)
Other income	-	802	-	27,802
Gain on contingency	-	-	10,000	-
Total other income (expense)	-	802	10,000	27,802

Loss from continuing operations	(10,361)	(15,508)	(16,866)	(48,627)

Discontinued operations
Gain on disposoal of operating activity	-	-	59,914	-
Loss on discontinued operations	-	(16,800)	(22,750)	(58,966)
Income (loss) from discontinued operations	-	(16,800)	37,164	(58,966)

Net income (loss)	$(10,361)	$(32,308)	$20,298	$(107,593)

Earnings per commons share - basic and dilutive:
Income (loss) from continuing operations	$(0.00)	$(0.000)	$(0.000)	$(0.002)
Income (loss) from discontinued operations	$-	$(0.000)	$0.000	$(0.002)
Net income (loss)	$(0.00)	$(0.001)	$0.000	$(0.003)

Weighted average common shares outstanding
Basic	97,872,933	49,637,902	97,872,933	31,594,528
Dilutive	127,926,504	49,637,902	114,974,578	31,594,528

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$20,298	$(107,593)
Adjustments to reconcile net loss to provided by operating activities:
Stock issued for services	-	42,000
Gain on disposal of operating activity	(59,914)	-
Gain on contingency	(10,000)	-
Changes in assets and liabilities:
Change in prepaid expenses	(2,000)
Change in assets	-	5,228
Change in accounts payable		(33,010)
Net cash used by operating activities	(51,616)	(93,375)

Cash flows from investing activities:
Change in liabilities held for sale, net of assets	-	22,483
Change in net liabilities spun-off	1,428	-
Net cash provided by investing activities	1,428	22,483

Cash flows from financing activities:
Proceeds from issuance of common stock	-	291,500
Proceeds from issuance of warrants	45,000	-
(Decrease) in acquisition liability	-	(22,000)
Net cash provided by financing activities	45,000	269,500

Net change in cash	(5,187)	198,608

Cash, beginning of period	9,440	16,685

Cash, end of period	$4,253	$215,293

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

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

On December 28, 2007 the Company entered into an agreement where the Company had a change in control which resulted in the divestiture of the ATM division “Quick Pay” at October 31, 2008.   (See “Note 3 – Divestiture of Quick Pay.”)

Reclassifications

Certain amounts in the January 31, 2008 Statement of Operations have been reclassified to conform to the January 31, 2009 presentation. These reclassifications have no effect on the previously reported net loss.  Specifically in the prior period net income of “QuickPay” has been reclassified to Discontinued Operations.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2009 and 2008.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the nine month period ended January 31, 2009.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles..” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Security and Exchange Commission approved the PCAOB’s amendment to AU Section 411 on September 16, 2008.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern,” which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Until October 31, 2008, the Company’s only source of revenue was via commissions from the sale of ATM machines.  The Company’s ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net income of $20,298 for the nine months ended January 31, 2009 and has reported an accumulated deficit of $4,039,749  The Company completed the divestiture of the ATM machine sales operations as of October 31, 2008.  We may seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company; in exchange we will issue warrants to purchase our common stock.

3. DIVESTITURE OF “QUICK PAY”

During the third quarter of fiscal 2009, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as “Quick Pay.”  The divestiture occurred on October 31, 2008 and resulted in the conveyance of $59,914 in net liabilities.

4. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of Common stock with a par value of $0.01 and 2,000,000 shares of Preferred stock with a par value of $0.01 and 8,000,000 shares of Preferred stock with a par value of $0.001.

During the three months and nine months ended January 31, 2009, the Company did not issue any shares of common or preferred stock.

5. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2009, the Company issued warrants in exchange for $45,000 in funds from Paragon Capitol LP.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the Warrants issued.  See Note 6 - “Warrants” for additional detail.

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

On January 28, 2009, the Company issued 15,000,000 fully vested warrants to Paragon Capital LP for a consideration of $15,000.  The options are exercisable over a three year period at $0.005 each to purchase 15,000,000 shares of common stock. There were no other options granted or exercised by the directors and executive officers outstanding as of January 31, 2009.

As of October 31, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 52,872,933 shares.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds Warrants that are exercisable into 45,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

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

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay. The $200,000 paid to Quick Pay was recorded as a liability to  Mr. Goldsmith and is included under net liabilities held for sale caption.  As of January 31, 2009 the Company Conveyed $59,914 in net liabilities of Quick Pay to Mr. Goldsmith.  The Company does not anticipate any additional liability related to the conveyance of Quick Pay.

As part of the amendment to the February 5, 2008 agreement, the Company had agreed that a $10,000 penalty would be paid to Mr. Goldsmith if the Company did not convey the net assets of Quick Pay by October 31, 2008.  The Company previously accrued for the penalty as of April 30, 2008.  The Company has conveyed Quick Pay and therefore a gain due to compliance of the contingency was recognized in the amount of $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Associated Risks

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our description of business, historical operations, plan of operations, and existing ventures.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months and nine months ended January 31, 2009.

Certain matters in this Quarterly Report on Form 10-Q for the three and nine months ended January 31, 2009 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Description of Business

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus Industries, Inc. Later, we changed our name to Vita Industries, Inc., and in 1999 again changed it to Prevention Insurance.com.

Historical Operations

In 1983, we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933, as amended (the “Securities Act”). Upon completion of that offering, we registered the stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and commenced trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). However, in 1989, we terminated the registration of our stock under Section 12(g) of the Exchange Act  because our total assets had decreased to less than $3,000,000. Our stock was then no longer quoted on NASDAQ. Our common stock is currently trading on the OTC Pink Sheets under the ticker symbol, “PVNC.”

From inception until early 1999, our principle business had been the sale and distribution of our own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. We sold our products through traditional methods. We employed a force of salespersons at our headquarters in Las Vegas, Nevada and compensated them on a commission basis. We also sold through a network of independent brokers. Our sales were made primarily to drug stores and other large retailers. Beginning in 1983, we also manufactured some of our products. However, after a period of approximately eight years, we stopped the manufacturing activity because it did not prove to be profitable. In 1991, we were licensed in Nevada as an agent for health and life insurance. Historically since 1991, we have not derived any significant income from sales of insurance policies.

During the mid 1990’s, we developed the concept of reducing insurance costs for both health and life insurance through prevention measures by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra- Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but to date we have not entered into any such joint ventures.

Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and substantially all of our furniture and fixtures, and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. However, we did retain our insurance agency license, our newly developed Prevention Insurance website (no longer operating) and the ownership rights in the trademarks for Nutra-Prevention and Nutra-Protection formulas.

In 2005, the Company added a second line of business, ATM machine sale operations.  On October 31, 2008, the Company conveyed the ATM division “Quick Pay” to Scott Goldsmith.  As of November 1, 2008, the Company has re-entered the development stage  and is now deemed to be a “shell company.”

On December 31, 2007, the Company elected Mr. Alan P. Donenfeld to the Board of Directors.   Mr. Donenfeld is also the President, Chief Executive Officer, Chief Financial Officer of an investment company which he controls is a significant shareholder of the Company.

Effective December 31, 2007, Scott Goldsmith resigned from his positions as Chief Executive Officer, Chief Financial Officer and Director of the Company.  Additionally, Richard Peterson and George T. Nassar resigned from the Company’s Board of Directors.  Alan P. Donenfeld was appointed as the Company’s President and Chief Executive Officer and is the Company’s Principal Executive Officer and Principal Financial/Accounting Officer.

On February 5, 2008, Scott Goldsmith, Paragon Capital LP and the Company signed an Agreement and Release providing for, amongst other items, (a) cancellation of Mr. Goldsmith’s preferred stock and (b) cancellation of Mr. Goldsmith’s warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of Quick Pay, Inc. assets and liabilities to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company, and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merger.

Plan of Operation

As a result of the disposition of Quick Pay, Inc. under the February 5, 2008 Agreement and Release, and the foregoing, the Company is a deemed to be a “shell company.”  The Company intends to seek to acquire assets or shares of an entity actively engaged in a business, in exchange for its securities.  Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer.  The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature.  Our management may affect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

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

Number of Employees

As of January 31, 2009, the Company had 1 employee.

Results of Operations

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

Our April 30, 2008 audit reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is presently under-capitalized. We have been able to pay off all of our payables as agreed.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have previously sustained ourselves through commission income of ATM machine sales, but the Company divested itself of the ATM machine sales operations on October 31, 2008.

 We have received capital from existing shareholders; periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company; in exchange we will issue warrants to purchase our common stock.  Paragon made an investment of $45,000 through the purchase of warrants during the nine months period ended January 31, 2009.  Additional warrants will be sold to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination.  Upon the closing of a business combination and a possible financing, we plan to pay  Mr. Goldsmith $400,000 or issue 1,600,000 shares of our common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock, net of any liabilities not covered in the conveyance of Quick Pay, as the final consideration for amounts owed to him, for the cancellation of his preferred stock and warrants.

Our only operation, Quick Pay, was discontinued and was conveyed to Mr. Goldsmith as of October 31, 2008.  We are not allocating any additional capital to Quick Pay.  At October 31, 2008, Quick Pay had net liabilities of $59,914, net of related assets.  Quick Pay’s net liabilities amount was eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

Since we divested our only operating division, historical results provide no meaningful trend analysis for future financial results.

Cash On Hand. At January 31, 2009, we had $4,253 cash on hand.  At April 30, 2008, we had $9,440 cash on hand.  The decrease was due to operating activities.

Total Assets. At January 31, 2009, we had $6,253 in total assets.  At April 30, 2008, we had $9,440 in total assets.  The decrease was due to operating activities.

Total Liabilities. At January 31, 2009, we had $400,000 in total liabilities.  At April 30, 2008, we had $468,485 in total liabilities.   During the third quarter of fiscal 2009, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as “Quick Pay.”  The divestiture occurred on October 31, 2008 and resulted in the conveyance of $59,914 in net liabilities.  Contingent liabilities decreased from $10,000 at April 31, 2008 to $0 at January 31, 2009 due to the divestiture of Quick Pay on October 31, 2008.

Revenues. For the three and nine months ended January 31, 2009 and 2008, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses.  G&A for the three months ended January 31, 2009 increased to $10,361 from $1,255 for the three months ended January 31, 2008.   This increase was due to an increase in professional fees incurred in connection with our filings of SEC reports and securities issuances described herein.  G&A for the nine months ended January 31, 2009 decreased to $26,866 from $37,117 for the nine months ended January 31, 2008.  This decrease was due to the divestiture of Quick Pay on October 31, 2008

Net Income (Loss),  Net Loss consists of Gain on Disposal of Operating Activities and Loss on Discontinuation of Operating Activities.  Net Loss decreased to $(10,361) for the three months ended January 31, 2009 from $(32,308) for the three months ended January 31, 2008. This decrease was due to the divestiture of Quick Pay in October 31, 2008.  For the nine months ended January 31, 2009, Net Income increased to $20,298 from a Net Loss of $(107,593) for the nine months ended January 31, 2008.  This increase from a net loss to net income was due to a Gain on Disposal of Operating Activities from $0 for the nine months ended January 31, 2008 to $59,914 for the nine months ended January 31, 2009 and a decrease in Loss on Disposal of Operating Activities from $(58,966)for the nine months ended January 31, 2008 to $(22,750) for the nine months ended January 31, 2009.

Liquidity and Capital Resources

At January 31, 2009, our cash on hand was $4,253.  At April 30, 2008, our cash on hand was $9,440.

To date, we have not generated any revenues

The Company does not currently have enough capital resources to fund its operations for the next 12 months.  Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company will supervise the search for target companies as potential candidates for a business combination. The Company will pay its own expenses and costs incurred in supervising the search for a target company. The Company may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern,” which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Until October 31, 2008, the Company’s only source of revenue was via commissions from the sale of ATM machines.  The Company’s ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net income of $20,298 for the nine months ended January 31, 2009 and has reported an accumulated deficit of $4,039,749  The Company completed the divestiture of the ATM machine sales operations as of October 31, 2008.  We may seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange we will issue warrants to purchase our common stock.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended January 31, 2009 and 2008:

	For the Nine Months Ended
	January 31,
	2009	2008
Operating activities	$(51,616)	$(93,375)
Investing activities	1,428	$22,483
Financing activities	45,000	269,500

Net change on cash	$(5,187)	$198,608

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

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

Reclassifications

Certain amounts in the January 31, 2008 Statement of Operations have been reclassified to conform to the January 31, 2009 presentation. These reclassifications have no effect on the previously reported net loss.  Specifically in the prior period net income of “QuickPay” has been reclassified to Discontinued Operations.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31,  2009 and 2008.

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

There were no options issued as stock based compensation to any officers, directors, or non-employees for the three and nine months periods ended January 31, 2009 or October 31, 2008, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles..” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Security and Exchange Commission approved the PCAOB’s amendment to AU Section 411 on September 16, 2008.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended January 31, 2009, the Company issued warrants in exchange for $45,000 in funds from Paragon Capitol LP.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the Warrants issued.  A description of the warrants is set forth below:

On August 29, 2008, the Company issued 20,000,000 fully vested warrants to Paragon Capital LP for a consideration of $20,000.  The options are exercisable over a three year period at $0.01 each to purchase 20,000,000 shares of common stock.  The Company issued these securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.  The Company used the proceeds of the issuance for working capital purposes.

On October 8, 2008, the Company issued 10,000,000 fully vested warrants to Paragon Capital LP for a consideration of $10,000.  The options are exercisable over a three year period at $0.005 each to purchase 10,000,000 shares of common stock. The Company issued these securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.  The Company used the proceeds of the issuance for working capital purposes.

On January 28, 2009, the Company issued 15,000,000 fully vested warrants to Paragon Capital LP for a consideration of $15,000.  The options are exercisable over a three year period at $0.005 each to purchase 15,000,000 shares of common stock. There were no other options granted or exercised by the directors and executive officers outstanding as of January 31, 2009. The Company issued these securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.  The Company used the proceeds of the issuance for working capital purposes.

As of January 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 52,872,933 shares.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds Warrants that are exercisable into 45,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated January 28, 2009, between Prevention Insurance.Com, Inc. and Paragon Capital LP
31.1	Section 302 Certification by the Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PREVENTION INSURANCE.COM, INC

Date: March 12, 2009	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
President, Chief Executive Officer, and Chairman (Principal Executive Officer) (Principal Financial and Accounting Officer)