Form 10-K
period 2009-06-30
PREVENTION INSURANCE COM INC
filed 2009-08-13
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

c/o Paragon Capital LP
110 East 59th Street, 29th Floor
New York, NY 10022
 (Address of principal executive offices)

Issuer’s telephone number:	(212) 593-1600
Issuer’s facsimile number:	(212) 202-5022

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the Issuer’s most recently completed fiscal year April 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $396,664.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 12, 2009, there were 97,872,933 shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

BUSINESS DEVELOPMENT & BUSINESS OVERVIEW

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally incorporated under the name Vita Plus, Inc. The name was later changed to Vita Industries, Inc. and in 1999 again changed to Prevention Insurance.com.

Historical Operations: In 1983 we made a public offering of 700,000 shares of our common stock for our own account. We registered the stock under the Securities Act of 1933. Upon completion of that offering, we registered the stock under Section 12(g) the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). However, in 1989 we terminated the registration of our stock under Section 12(g) of the Act because our total assets had decreased to less than $3,000,000. Our stock was then no longer quoted on NASDAQ.

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

During the mid - 1990s we developed the concept of reducing insurance costs for both health and life insurance through prevention measures by emphasizing the maintenance of good health by members of the insured population. Subsequently, we began the development of hybrid insurance products incorporating preventive features with traditional health and life insurance products. Specifically, we developed two specially formulated preparations of vitamins and nutritional supplements: Nutra-Prevention Formula and Nutra- Protection. Those are formulations that emphasize health maintenance by providing multiple vitamins and a wide range of additional nutritional supplements for daily consumption, and which we believe provide optimal nutrition necessary for good health. We had planned to commence negotiations for joint venture arrangements with insurance companies using those two formulations to offer low-cost, preventive nutritional products combined with reduced premium rates for specialty insurance policies, but we never entered into any such joint ventures.

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

In 2005, the Company added a second line of business focused on development of ATM machine sale operations. On December 28, 2007 the Company entered into an agreement where the Company effected a change in control and resulting in the divestiture of the ATM division “Quick Pay”. During the third quarter of fiscal 2008, in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as “Quick Pay.” The divestiture occurred on October 31, 2008 and resulted in the conveyance of $59,914 in net liabilities.

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

On February 5, 2008, Scott Goldsmith (“Mr. Goldsmith”), Paragon Capital LP and the Company signed an Agreement and Release, as amended, providing for, among other items, (a) cancellation of Mr. Goldsmith’s Preferred stock, (b) cancellation of Mr. Goldsmith’s warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith, upon certain events happening such as a reverse merger with a private company, of $400,000 or 1,600,000 shares of common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merge. A liability of $400,000 remains due to Mr. Goldsmith, although this liability can be repaid during July 2009 through September 2009, at the option of the Company, through the issuance of 1,600,000 shares of common stock of the Company.

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay. As of April 30, 2009 the Company Conveyed $59,914 in net liabilities of Quick Pay to Mr. Goldsmith. The Company does not anticipate any additional liability related to the conveyance of Quick Pay.

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

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

The analysis of new business opportunities will be undertaken by management. In the analysis we may consider such matters as:

•	the available technical, financial and managerial resources;

•	working capital and other financial requirements; history of operations, if any;

•	prospects for the future;

•	nature of present and expected competition;

•	the quality and experience of management services which may be available and the depth of that management;

•	the potential for further research, development, or exploration;

•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

•	the potential for growth or expansion;

•	the potential for profit;

•	the perceived public recognition or acceptance of products, services, or trades; name identification and;

•	other relevant factors.

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Number of Employees:

As of April 30, 2009, the Company had no employees.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

As of April 30, 2009, we had $4,253 in cash on hand, a net income of $9,544 and a stockholders’ deficit of $4,050,503, causing our auditors to express their doubt as to our ability to continue as a going concern. We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional non-reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results;

●	Changes in financial estimates of our revenues and operating results by securities analysts;

●	Changes in market valuations of telecommunications equipment companies;

●	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Additions or departures of key personnel;

●	Future sales of our common stock;

●	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

●	Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is traded on the over-the-counter securities market, the Pink Sheets, through the Financial Industry Regulatory Authority Automated Quotation Bulletin Board System, under the symbol "PVNC". Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a shell company with no business operations and no revenues.

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.01 per share (the “Common Stock”). As of the date hereof, 97,872,933 shares of Common Stock are issued and outstanding, and there are approximately 471 holders of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market or exchange.

Preferred Stock:

Our Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, par value $0.01 per share and 8,000,000 shares of Preferred stock, par value of $0.001 (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

(b) Market Information. Our Common Stock is no longer traded on the over-the-counter securities market. It had previously been traded on the OTC Bulletin Board under the symbol "PVNC".

Warrants:

For the years ended April 30, 2009 and 2008 the Company issued fully vested warrants totaling 45,000,000 and 10,000,000, respectively.

For the year ended April 30, 2009:

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

On January 28, 2009, the Company issued 15,000,000 fully vested warrants to Paragon Capital LP for a consideration of $15,000. The options are exercisable over a three year period at $0.005 each to purchase 15,000,000 shares of common stock. There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2009.

As of April 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 52,872,933 shares. The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds Warrants that are exercisable into 55,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

For the year ended April 30, 2008:

The Company issued 10,000,000 fully vested warrants to Paragon Capital LP for a consideration of $10,000.  The options are exercisable over a three year period at $0.01 each to purchase 10,000,000 shares of common stock.

There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2008.

(c) Holders of the Company's Securities. April 30, 2009, there were 470 holders of record of shares of the common stock.

(d) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

As of and for the year ended April 30, 2009

As of April 30, 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

During the year ended April 30, 2007, the Company issued 1,000,000 restricted shares of preferred stock valued at $40,000 to Mr. Goldsmith. The shares were convertible into two shares of common stock. These preferred shares were cancelled during the year ended April 30, 2008.

As of and for the year ended April 30, 2008

As of April 30, 2008, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

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

Related Party Transactions

During the year ended April 30, 2009, the Company granted 45,000,000 warrants to Paragon Capital LP who holds majority interest in the Company. The Company received $45,000 cash as consideration for the warrants.

For the years ended April 30, 2009 and 2008, officer compensation totaled $0 and $76,124, respectively. Of the respective amounts approximately fifty percent (50%) was attributable to discontinued operations since a portion of the expense was related to the operations of the ATM division, which was conveyed to Mr. Goldsmith on October 31, 2008.

For the years ended April 30, 2009 and 2008, $0 and $38,062 of officer compensation was included as continuing operations.

During the year ended April 30, 2008, the Company incurred $24,114 in consulting expense paid to Mr. Goldsmith, the previous officer of the Company and shareholder.

During the year ended April 30, 2008, the Company granted 10,000,000 warrants to Paragon Capital LP who holds majority interest in the Company. The Company received $10,000 cash as consideration for the warrants.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Prevention Insurance” in this Annual Report collectively refers to the Company.

A. Plan of Operations for the Coming Year

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Our audit reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have previously sustained ourselves through commission income of ATM machine sales, although the Company has divested itself of the ATM machine sales operations as of October 31, 2008.

We have received a small amount of capital from existing shareholders through periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will invest at least $15,000 and in exchange we will issue warrants purchasing our common stock. Additional warrants will be sold to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination. Upon the closing of a business combination and a possible financing, we plan to pay Mr. Goldsmith $400,000 or issue 1,600,000 shares of our common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock, net of any liabilities not covered in the conveyance of Quick Pay, as the final consideration for amounts owed to him, for the cancellation of his preferred stock and warrants.

Our only operation, Quick Pay, has been discontinued and was conveyed to Mr. Goldsmith on October 31, 2008. We are not allocating any additional capital to Quick Pay. At April 30, 2008, Quick Pay had net liabilities of $58,485, net of related assets. Regardless of the amount of the net liabilities at October 31, 2008, Quick Pay’s net liabilities amount was eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

Since we divested our only operating division historical results provide no meaningful trend analysis for future financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

-----------------------------------------------------------------------------------------------------------
F1            INDEPENDENT AUDITOR'S REPORT – 2009 and 2008
F3            BALANCE SHEETS
F4            STATEMENTS OF OPERATIONS
F5            STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
F6            STATEMENTS OF CASH FLOWS
F7            NOTES TO THE FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Prevention Insurance.com:

We have audited the accompanying balance sheet of Prevention Insurance.com as of April 30, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for of the year ended April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.com as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited operations and continued net losses. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LYNDA R. KEETON CPA, LLC
Lynda R. Keeton CPA, LLC
Henderson, NV
August 14, 2008, except for Footnote 8, as to which the date is August 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prevention Insurance.com

We have audited the accompanying balance sheet of Prevention Insurance.com (“the Company”) as of April 30, 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, as of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
10 August 2009

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	April 30, 2009	April 30, 2008

Current assets
Cash	$4,253	$9,440

Total current assets	4,253	9,440

Total assets	$4,253	$9,440

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$8,754	$-
Net liabilities to be spun-off, net of related assets of $0 and $59,800.	-	58,485
Contingent liability	-	10,000
Due to shareholder	400,000	400,000
Total current liabilities	408,754	468,485

Total liabilities	$408,754	$468,485

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized; zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized: zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
97,872,933 shares issued and outstanding	978,730	978,730
Additional paid in capital	2,720,226	2,675,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,050,503)	(4,060,047)
Total stockholders' (deficit)	(404,501)	(459,045)

Total liabilities and stockholders' (deficit)	$4,253	$9,440

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,

	2009	2008

Revenue	$-	$-

Operating expenses
General and administrative	37,620	49,614
Officers compensation	-	38,062
Total operating expenses	37,620	87,676

Operating loss from continuing operations	(37,620)	(87,676)

Other income (expense)
Other income	-	29,964
Gain on contingency	10,000	-
Total other income (expense)	10,000	29,964

Loss from continuing operations	(27,620)	(57,712)

Discontinued operations
Gain on disposal of operating activity	59,914	-
Loss on discontinued operations	(22,750)	(107,316)
Income (loss) from discontinued operations	37,164	(107,316)

Net income (loss)	$9,544	$(165,028)

Earnings per commons share - basic and dilutive:
Income (loss) from continuing operations	$(0.0003)	$(0.0012)
Income (loss) from discontinued operations	$0.0004	$(0.0022)
Net income (loss)	$0.0001	$(0.0034)

Weighted average common shares outstanding
Basic and dilutive	97,872,933	47,838,685

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid -In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2007	1,000,000	$10,000	21,719,362	$217,194	$3,687,682	$(52,954)	$(3,895,019)	$(33,097)

Stock issued for cash			3,925,000	39,250	3,250			42,500
Stock issued for services			800,000	8,000	34,000			42,000
Stock issued for cash - purchase agreement			71,428,571	714,286	(464,286)			250,000
Issuance of warrants for cash to shareholder					10,000			10,000
Preferred shares cancelled - agreement and release	(1,000,000)	(10,000)			(595,420)			(605,420)
Net (loss)							(165,028)	(165,028)

Balance, April 30, 2008		$-	97,872,933	$978,730	$2,675,226	$(52,954)	$(4,060,047)	$(459,045)

Issuance of warrants for cash to shareholder				-	45,000			45,000
Net income							9,544	9,544

Balance, April 30, 2009		$-	97,872,933	$978,730	$2,720,226	$(52,954)	$(4,050,503)	$(404,501)

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the year ended April 30,
	2009	2008
Cash flows from operating activities:
Net Income (loss)	$9,544	$(165,028)
Adjustments to reconcile net loss to provided by operating activities:
Stock issued for services	-	42,000
Gain on disposal of operating activity	(59,914)	-
Gain on contingency	(10,000)	10,000
Changes in assets and liabilities:
Assets	-	5,228
Accounts payable	8,754	(238,430)
Net cash used by operating activities	(51,616)	(346,230)

Cash flows from investing activities:
Change in net liabilities spun-off	1,428	58,485
Net cash provided by investing activities	1,428	58,485

Cash flows from financing activities:
Proceeds from issuance of common stock	-	292,500
Proceeds from issuance of warrants	45,000	10,000
(Decrease) in acquisition liability	-	(22,000)
Net cash provided by financing activities	45,000	280,500

Net change in cash	(5,187)	(7,245)

Cash, beginning of year	9,440	16,685

Cash, end of year	$4,253	$9,440

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Consideration given for cancelation of preferred shares and warrants	$-	$605,420

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
April 30, 2009 and 2008
____________________________________________________________________________________________________________

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com. Since 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations. On December 28, 2007, the Company entered into an agreement where the Company had a change in control and which resulted in the divestiture of the ATM division “Quick Pay”. The Company divested itself of the ATM machine sales operations on October 31, 2008.

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2009 and 2008.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. For the year ended April 30, 2009, the Coompany did not have enough authorized and issued common shares to cover the 55,000,000 warrants that were granted.  Until such time that the Board of Directors authorized an increase in the authorized number of common shares to cover the 55,000,000 warrants, the weighted average number of shares for the basic and diluted calculations will remian the same.  For the year ended April 30,2008, the Company has sustained losses, which would make use of equivalent shares such as convertible preferred stock and warrants anti-dilutive.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended April 30, 2009 and April 30, 2008 were 97,872,933 and 47,838,685, respectively.

Revenue Recognition

For the years ended April 30, 2009 and 2008, the Company did not realize any revenue from continuing operations. Commission income from the sale of ATM machines was recognized at the time of sale. This commission income is presented as part of the loss from discontinued operations.

Stock Based Compensation

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. The Company applies SFAS 123(R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

During the year ended April 30, 2009, the Company did not issue any shares for services.

During the year ended April 30, 2008, 800,000 common shares were issued as payment of services rendered totaling $42,000 (See Note 4 “Stockholders’ Equity” for additional information).

During the fiscal year ended April 30, 2007, 2,000,000 warrants were issued to officers with a $0.10 exercise price, 5 year term, an applied 297% volatility based on historical data, which resulted in the Black-Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123(R). The Company used a 2.5 year term for purposes of calculating the Black-Scholes value. These warrants were cancelled upon signing the Agreement and Release between Paragon Capital LP, Prevention Insurance.com and Mr. Goldsmith dated February 5, 2008.

During the years ended April 30, 2009 and 2008, the Company did not issue any options as stock based compensation to any officers, directors, or non-employees.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation

2. NET LIABILITIES TO BE SPUN OUT

During the year ended April 30, 2008, in association with the change of control, management of the Company made the decision to divest the division related to the sale of ATM machines known as Quick Pay. The Company obtained an appraisal for Quick Pay which resulted in an approximate value of $50,000.

During the year ended April 30, 2009, the divestiture took place and was consideration for satisfaction of all the issued and outstanding shares of preferred stock, warrants and liabilities held by the former Chief Executive Officer, Chief Financial Officer and Director of the Company, Mr. Goldsmith.

The following is a summary of the net assets at April 30, 2008:

April 30, 2008
Cash	$57,232
Accounts receivable	2,568
Current Assets	59,800
Total Assets	59,800
Total Liabilities	(118,285)
Net liabilities held for sale	$58,485

 The following is a summary of activities from discontinued operations for the year ended April 30, 2009 and 2008:

	Years ended April 30,
	2009	2008

Commission revenue	$115,517	$140,507
Operating expenses	(138,267)	(247,823)

Loss from discontinued operations	$(22,750)	$(107,316)

3. STOCKHOLDERS’ EQUITY

As of and for the year ended April 30, 2009

As of April 30, 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

During the year ended April 30, 2007, the Company issued 1,000,000 restricted shares of preferred stock valued at $40,000 to Mr. Goldsmith. The shares were convertible into two shares of common stock. These preferred shares were cancelled during the year ended April 30, 2008.

As of and for the year ended April 30, 2008

As of April 30, 2008, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

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

4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2009, the Company granted 45,000,000 warrants to Paragon Capital LP who holds majority interest in the Company. The Company received $45,000 cash as consideration for the warrants.

For the years ended April 30, 2009 and 2008, officer compensation totaled $0 and $76,124, respectively. Of the respective amounts approximately fifty percent (50%) was attributable to discontinued operations since a portion of the expense was related to the operations of the ATM division, which was conveyed to Mr. Goldsmith on October 31, 2008.

For the years ended April 30, 2009 and 2008, $0 and $38,062 of officer compensation was included as continuing operations.

During the year ended April 30, 2008, the Company incurred $24,114 in consulting expense paid to Mr. Goldsmith, the previous officer of the Company and shareholder.

During the year ended April 30, 2008, the Company granted 10,000,000 warrants to Paragon Capital LP who holds majority interest in the Company. The Company received $10,000 cash as consideration for the warrants.

5. COMMITMENTS & CONTINGENCIES

As of and for the year ended April 30, 2009

As of April 30, 2009, the Company maintains office space in New York City with the Company’s majority shareholder at no cost to the Company.

As of and for the year ended April 30, 2008

For the year ended April 30, 2008, the Company leased office space for the ATM division, under a non-cancelable operating lease. The lease requires minimum monthly payments of approximately $550 per month and expires in January 31, 2010. For the year ended April 30, 2008, the rent expense was $7,476. This lease obligation was part of the divestiture of the Company’s assets on October 31, 2008.

On February 5, 2008, Mr. Goldsmith, Paragon Capital LP and the Company signed an Agreement and Release providing for, among other items, (1) cancellation of Mr. Goldsmith’s Preferred stock, (2) cancellation of Mr. Goldsmith’s warrants, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith upon certain events happening such as a reverse merger with a private company of $400,000 or 1,600,000 shares of common stock, and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merge.

As of April 30, 2009 and 2008, the Company recognized a liability of $400,000 due to Mr. Goldsmith as a result of the transactions that took place on February 5, 2008.

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay which will be conveyed to Mr. Goldsmith on October 31, 2008. The $200,000 paid to Quick Pay was recorded as a liability to Mr. Goldsmith and is included under net liabilities held for sale caption. As of April 30, 2008 approximately $119,000 remains due to Mr. Goldsmith by Quick Pay, this liability was conveyed to Mr. Goldsmith on October 31, 2008. As of April 30, 2008, the Company had no further liability to Mr. Goldsmith in relation to the initial payment to Mr. Goldsmith of $200,000.

As part of the amendment to the February 5, 2008 agreement, the Company agreed that a $10,000 penalty was to be paid to Mr. Goldsmith if the Company did not convey the net assets of Quick Pay by October 31, 2008. The Company had accrued for the penalty as of April 30, 2008. The transaction took place on October 31, 2008, therefore, as of April 30, 2009, this contingency was eliminated.

6. INCOME TAXES

At April 30, 2009 and 2008, the Company had a federal net operating loss carryforward of approximately $691,856 and $701,400, respectively, which expires through 2029.  This carryforward may be limited upon due to the change in controls provisions under Internal Revenue Code Section 381.

Components of net deferred tax assets, including a valuation allowance, are as follows (numbers are tax effected)

	April 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$242,150	$245,500
Stock-based compensation	-	40,600
Total deferred tax assets	242,150	286,100
Less: Valuation Allowance	(242,150)	(286,100)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of April 30, 2009 and 2008 was $242,150 and $286,100, respectively.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows:

	April 30,	April 30,
	2009	2009

Federal statutory tax rate	35.0%	35.0%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

Upon adoption of FIN 48 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At April 30, 2009 and April 30, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2021.

The Company files income tax returns in the United States. The Company has filed its US federal income tax return as of and for the year ended April 30, 2008. The Company will file its U.S. federal return for the year ended April 30, 2009 before its due date including the allowable extension period. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

7. ACQUISITION LIABILTIY

The Company received $22,000 as of April 30, 2007 and $5,000 as of July 31, 2007 as a deposit related to a potential merger. These amounts were initially recorded as an acquisition liability, because the final terms and requisite due diligence had not been completed. In accordance with the Letter of Intent between the Company and Yin Sen Enterprise Co. Ltd., should the merger not go through due to cancelation by Yin Sen Enterprise, the funds are to be recognized as a non-refundable deposit.

During the year ended April 30, 2008, the merger talks ceased due to non-performance by the merger candidate and per the terms of the agreement, the funds were recognized as a non-refundable deposit and reclassified to other income.

8. WARRANTS

The Company has adopted FASB No. 123(R) and accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

During the year ended April 30, 2009, the Company issued 45,000,000 fully vested warrants to Paragon Capital LP for a consideration of $45,000. The warrants are exercisable over a three year period (see table below on F-13) to purchase 45,000,000 shares of common stock subject to enough authorized common stock of the Company being available to cover all common stock equivalents.

During the year ended April 30, 2008, the Company issued 10,000,000 fully vested warrants to Paragon Capital LP for a consideration of $10,000. The warrants are exercisable over a three year period at $0.01 each to purchase 10,000,000 shares of common stock subject to enough authorized common stock of the Company being available to cover all common stock equivalents.

During the year ended April 30, 2007, 2,000,000 warrants were issued to an officer with a $0.10 exercise price, a 5 year term, with an applied 297% volatility based on historical data, which resulted in the Black-Scholes calculated value of $44,350 as expense during the year in accordance with SFAS 123(R). The Company used a 2.5 year term for purposes of calculating the Black-Scholes value. During the year ended April 30, 2008, these 2,000,000 warrants were cancelled.

There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2009 and April 30, 2008.

The following is a schedule of the activity relating to the Company's warrants.

	Year Ended		Year Ended
	April 30, 2009		April 30, 2008
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants outstanding beginning of year	10,000,000	$0.01	2,000,000	$0.10

Warrants granted:
Year ended April 30, 2008			10,000,000	0.01
August 29, 2008	20,000,000	0.01
October 8, 2008	10,000,000	0.005
January 28, 2009	15,000,000	0.005

Warrants cancelled			(2,000,000)	$(0.10)

Warrants outstanding and exercisable
at end of year	55,000,000	$0.008	10,000,000	$0.01

Weighted average fair value
of warrants granted end of year	$425,000		$100,000

As of April 30, 2009, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $425,000.

The following table summarizes information about the Company's common stock warrants outstanding at April 30, 2009.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price
$0.005 to $.01	0.008	55,000,000	3 years	$0.008

As of April 30, 2009 and 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 52,872,933 and 7,872,933 common shares, respectively. The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 55,000,000 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

9. GOING CONCERN

As of April 30, 2009 and 2008, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. . No assurances can be given that the Company will be successful in locating or negotiating with any target company

During the year ended April 30, 2009, the Company divested itself of the ATM machine sales operations.

As shown in the accompanying financial statements, for the year ended April 30, 2009, the Company reported net income of $9,544 as a direct result of the divestiture of the ATM machine sales operations and as of April 30, 2009 has reported an accumulated deficit of $4,050,503.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007, 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	52	President, CEO and Director

Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we further develop our business plan described herein. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Management and Director Biographies:

Alan P. Donenfeld is President, CEO and Director of the Company. Mr. Donenfeld has over 25 years experience investing in, advising and financing companies. He founded Paragon Capital in 2005. For over 10 years, Mr. Donenfeld has been President of Bristol Investment Group, Inc. Prior to establishing Bristol and its related entities in 1990, Mr. Donenfeld was a Vice President in the Mergers and Acquisitions Group at Bear, Stearns & Co. Inc. in New York from 1987 to 1990, where he participated in numerous acquisitions, investments, valuations, fairness opinions and exclusive sale representations. Prior to working at Bear Stearns, Mr. Donenfeld was an Assistant Vice President in the Mergers and Acquisitions Group at E.F. Hutton, a predecessor of Lehman Bros., from 1985 to 1987. Prior to joining E.F. Hutton, Mr. Donenfeld helped establish Quadrex Securities Corporation, where he assisted in raising a leveraged buyout fund. Mr. Donenfeld started his career at SG Cowen and then at J. Henry Schroder Bank. Mr. Donenfeld graduated with Honors from Tufts University in 1979 with a B.A. in Economics and received his M.B.A. from the Fuqua School of Business at Duke University in 1981, where he was a member of the Investment Policy Committee.

Family Relationships amongst Directors and Officers:

N/A.

Involvement in Certain Legal Proceedings

None of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

	Year
Name & Principal Position	Ended				Annual
	April 30,	Salary	Bonus	Other	Compensation

Alan P. Donenfeld
President/CEO and Director	2009	$-	$-	$-	$-
	2008	$-	$-	$-	$-

Scott S. Goldsmith
Previous President & CEO	2009	$-	$-	$-	$-
	2008	$76,124	$-	$-	$76,124
	2007	$124,177	$-	$-	$124,177
	2006	$98,544	$-	$-	$98,544
	2005	$111,845	$-	$-	$111,845

We have formulated no plans as to the amounts of future cash compensation. Any additional personnel required would have salaries negotiated.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current member of the Board performs the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board has not adopted a Code of Business Conduct and Ethics.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Alan P. Donenfeld	71,428,571	73%
	President, CEO and Director

(1)
The percentage of common stock held by each listed person is based on 97,872,933 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended April 30, 2009, the Company granted 45,000,000 warrants to Paragon Capital LP who holds majority interest in the Company.  The Company received $45,000 cash as consideration for the warrants.

For the years ended April 30, 2009 and 2008, officer compensation totaled $0 and $76,124, respectively.  Of the respective amounts approximately fifty percent (50%) was attributable to discontinued operations since a portion of the expense was related to the operations of the ATM division, which was conveyed to Mr. Goldsmith on October 31, 2008.

For the years ended April 30, 2009 and 2008, $0 and $38,062 of officer compensation was included as continuing operations.

During the year ended April 30, 2008, the Company incurred $24,114 in consulting expense paid to Mr. Goldsmith, the previous officer of the Company and shareholder.

During the year ended April 30, 2008, the Company granted 10,000,000 warrants to Paragon Capital LP who holds majority interest in the Company.  The Company received $10,000 cash as consideration for the warrants.

Director Independence:

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.
Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$10,000	Conner & Associates, P.C.
2008	$25,000	Lynda R. Keeton CPA, LLC
 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Conner & Associates, P.C.
2008	$0	Lynda R. Keeton CPA, LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0	Conner & Associates, P.C.
2008	$0	Lynda R. Keeton CPA, LLC

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Conner & Associates, P.C.
2008	$0	Lynda R. Keeton CPA, LLC

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
23.1	Consent of Lynda R. Keeton CPA, LLC

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).
_____________________
(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: August 13, 2009	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President and Director	August 13, 2009
Alan P. Donenfeld	(Principal Executive and Financial Officer)