Form 10-Q
period 2009-07-31
PREVENTION INSURANCE COM INC
filed 2009-09-09
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-32389

PREVENTION INSURANCE.COM
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0126444
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Paragon Capital LP 110 East 59th Street, 29th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 593-1600
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 9, 2009, there were 97,872,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.
PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	July 31, 2009	April 30, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$9,209	$4,253

Total current assets	9,209	4,253

Total assets	$9,209	$4,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,404	$8,754
Due to shareholder	400,000	400,000
Total current liabilities	406,404	408,754

Total liabilities	$406,404	$408,754

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized; zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized: zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
97,872,933 shares issued and outstanding	978,730	978,730
Additional paid in capital	2,735,226	2,720,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,058,197)	(4,050,503)
Total stockholders' (deficit)	(397,195)	(404,501)

Total liabilities and stockholders' (deficit)	$9,209	$4,253

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	Three Months Ended
	July 31,

	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	7,694	-
Total operating expenses	7,694	-

Operating loss from continuing operations	(7,694)	-

Discontinued operations
Income (loss) on discontinued operations	-	1,687
Income (loss) from discontinued operations	-	1,687

Net income (loss)	$(7,694)	$1,687

Earnings per commons share - basic and dilutive:
Income (loss) from continuing operations	$(0.0001)	$0.00
Income (loss) from discontinued operations	$ N/A	$0.00
Net income (loss)	$(0.0001)	$0.00

Weighted average common shares outstanding
Basic and dilutive	97,872,933	97,872,933

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,694)	$1,687
Adjustments to reconcile net loss to (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	(5,000)
Accounts payable	(2,350)	-
Net cash (used by) operating activities	(10,044)	(3,313)

Cash flows from investing activities:
Change in net liabilities spun-off	-	(5,165)
Net cash (used in) investing activities	-	(5,165)

Cash flows from financing activities:
Proceeds from issuance of warrants	15,000	-
Net cash provided by financing activities	15,000	-

Net change in cash	4,956	(8,478)

Cash, beginning of period	4,253	9,440

Cash, end of period	$9,209	$962

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM
NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 2009

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

As of July 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Prevention Insurance.com (the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as filed with the SEC on August 13, 2009.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2009 and April 30, 2009.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended July 31, 2009 and July 31, 2008 were 97,872,933 and 97,872,933, respectively.

Revenue Recognition

For the three months ended July 31, 2009 and 2008, the Company did not realize any revenue from continuing operations. Commission income from the sale of ATM machines was recognized at the time of sale.  This commission income is presented as part of the loss from discontinued operations.

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

During the three months ended July 31, 2009 and 2008, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Recently Issued Accounting Pronouncements

As of July 31, 2009 and April 30, 2009, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.     NET LIABILITIES TO BE SPUN OUT

During the year ended April 30, 2008,  in association with the change of control, Management made the decision to divest the division related to the sale of ATM machines known as Quick Pay. The Company obtained an appraisal for Quick Pay which resulted in an approximate value of $50,000.  The divestiture took place on October 31, 2008 and shall be in partial consideration for satisfaction of all the issued and outstanding shares of preferred stock, warrants and liabilities held by the former Chief Executive Officer, Chief Financial Officer and Director of the Company, Mr. Goldsmith.

The following is a summary of the net assets at July 31, 2008:

July 31, 2008
Cash	$20,776
Accounts receivable	4,334
Current Assets	25,110
Total Assets	25,110
Total Liabilities	(78,430)
Net liabilities held for sale	$(53,320)

The following is a summary of activities from discontinued operations for the three months ended July 31, 2008:

Commission revenue	$34,793
Operating expenses	(33,106)
Income from discontinued operations	$1,687

NOTE 3.      STOCKHOLDERS’ EQUITY

As of July 31, 2009 and 2008, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

During the three months ended July 31, 2009 and 2008, the Company did not issue any shares of common or preferred stock.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 4.      RELATED PARTY TRANSACTIONS

During the three month ended July 31, 2009, the Company granted 15,000,000 warrants to Paragon Capital LP who holds majority interest in the Company.  The Company received $15,000 cash as consideration for the warrants.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

During the three months ended July 31, 2008, there were no related party transactions .

NOTE 5.      COMMITMENTS & CONTINGENCIES

As of July 31, 2009, the Company maintains office space in New York City with the Company’s majority shareholder at no cost to the Company.

For the three month period ended July 31, 2008, the Company leased office space for the ATM division, under a non-cancelable operating lease. The lease required minimum monthly payments of approximately $550 per month and expired in January 31, 2010.  For the three month period ended July 31, 2008, the rent expense was $1,683. This lease obligation was part of the divestiture of the Company’s assets on October 31, 2008.

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

As of July 31, 2009 and April 30, 2009, the Company recognized a liability of $400,000 due to Mr. Goldsmith as a result of the transactions that took place on February 5, 2008.

NOTE 6.      INCOME TAXES

At July 31, 2009, the Company had a federal net operating loss carryforward of approximately $699,550, which expires through 2029. This carryforward may be limited upon due to the change in controls provisions under Internal Revenue Code Section 381.  Components of net deferred tax assets, including a valuation allowance, are as follows:

July 31, 2009
Deferred tax assets:
Net operating loss carryforward	$699,550
Stock-based compensation	-
Other	-
Total deferred assets	699,550
Less: valuation allowance	(699,550)

Net deferred tax assets	$-

Reconciliation between the statutory rate and the effective tax rate is as follows:

Statutory federal income tax rate	35.0%
Valuation allowance	-35.0%

Income tax rate – net	0%

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2009, and recorded a full valuation allowance.

Upon adoption of FIN 48 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of July 31, 2009 and April 30, 2009, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 7.      WARRANTS

The Company has adopted FASB No. 123r and accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

During the three month period ended July 31, 2009, the Company issued 15,000,000 fully vested warrants to Paragon Capital LP for a consideration of $15,000.  The warrants are exercisable over a three year period at $0.005 each to purchase 15,000,000 shares of common stock subject to enough authorized common stock of the Company being available to cover all common stock equivalents.

During the year ended April 30, 2009, the Company issued 45,000,000 fully vested warrants to Paragon Capital LP for a consideration of $45,000.  The warrants are exercisable over a three year period at $0.01 each to purchase 45,000,000 shares of common stock subject to enough authorized common stock of the Company being available to cover all common stock equivalents.

There were no other options granted or exercised by the directors and executive officers outstanding as of July 31, 2009 and April 30, 2009.

The following is a schedule of the activity relating to the Company's warrants.

	Three Months Ended		Year Ended
	July 31, 2009		April 30, 2009
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants outstanding beginning of period	55,000,000	$0.008	10,000,000	$0.01

Warrants granted:
May 29, 2009	15,000,000	0.005
August 29, 2008			20,000,000	0.01
October 8, 2008			10,000,000	0.005
January 28, 2009			15,000,000	0.005

Warrants outstanding and exercisable
at end of period	70,000,000	$0.007	55,000,000	$0.008

Weighted average fair value of warrants
granted end of period	$500,000		$425,000

The following table summarizes information about the Company's common stock warrants outstanding as of April 30, 2009.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$ 0.005 - 0.01	$ 0.007	70,000,000	3 years	$ 0.007

As of July 31, 2009 and April 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 67,872,933 and 52,872,933 common shares, respectively.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 70,000,000 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 8.      GOING CONCERN

As of July 31, 2009 and April 30, 2009, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of July 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. . No assurances can be given that the Company will be successful in locating or negotiating with any target company

During the year ended April 30, 2009, the Company divested itself of the ATM machine sales operations.

As shown in the accompanying financial statements, for the three months ended July 31, 2009, the Company reported a net loss of $7,694 primarily due to the accounting and legal fees related to the Company’s SEC filings, which were funded by the Company’s majority shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Prevention Insurance” in this Quarterly Report collectively refers to the Company.

Plan of Operations.

As of July 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Discussion of Financial Condition and Results of Operations.

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. Due to the plan of operations the historical results do not show or provide any trends with which the Company can forecast the future of the Company.

Our audited financial statements for the year ended April 30, 2009 and unaudited financial statements included herein for the quarter ended July 31, 2009 reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern; we have previously sustained ourselves through commission income of ATM machine sales, although the Company has divested itself of the ATM machine sales operations as of October 31, 2008.

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

Our only operation, Quick Pay, has been discontinued and was conveyed to Mr. Goldsmith on October 31, 2008. We are not allocating any additional capital to Quick Pay. At October 31, 2008, Quick Pay had net liabilities of $58,485, net of related assets. Regardless of the amount of the net liabilities at October 31, 2008, Quick Pay’s net liabilities amount was eliminated from our balance sheet and is not anticipated to result in any further risk or liability.

Since we divested our only operating division historical results provide no meaningful trend analysis for future financial results.

Cash On Hand. At July 31, 2009, we had $9,209 cash on hand.  At April 30, 2009, we had $4,253 cash on hand. The increase was due to the purchase of warrants by Paragon Capital LP.

Total Assets. At July 31, 2009, we had $9,209 in total assets.  At April 30, 2009, we had $4,253 in total assets. The increase was due to the purchase of warrants by Paragon Capital LP.

Total Liabilities. At July 31, 2009, we had $406,404 in total liabilities.  At April 30, 2009, we had $408,754 in total liabilities. The decrease was due to a decrease in accounts payable.

Revenues. For the three months ended July 31, 2009 and 2008, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses.  G&A for the three months ended July 31, 2009 increased to $7,694 from $0 for the three months ended July 31, 2008. This increase was due to an increase in professional fees incurred in connection with our filings of SEC reports and securities issuances described herein.

Net Income (Loss). Net loss of $7,694 for the three months ended July 31, 2009 was a result of the accounting, legal and SEC filing fees related to the Company’s SEC reporting requirements.  Net income for the three months ended July 31, 2008 consists of $1,687 of income from discontinued operations.

Liquidity and Capital Resources

At July 31, 2009, our cash on hand was $9,209. At April 30, 2009, our cash on hand was $4,253.

From October 2008 through July 2009, we have not generated any revenues

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern,” which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Until October 31, 2008, the Company’s only source of revenue was via commissions from the sale of ATM machines. The Company’s ability to remain a going concern is subject to its ability to raise capital either from equity or debt and/or its successful operations as a long term solution to its lack of resources. To date, management has demonstrated the ability to raise sufficient capital to continue its limited operations. As shown in the accompanying financial statements, the Company has incurred a net loss of ($7,694) for the three months ended July 31, 2009 and has reported an accumulated deficit of ($4,058,197). The Company completed the divestiture of the ATM machine sales operations as of October 31, 2008.  We may seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange we will issue warrants to purchase our common stock.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the three months ended July 31, 2009 and 2008:

	For the Three Months Ended
	July 31,
	2009	2008
Operating activities	$(10,044)	$(3,313)
Investing activities	$0.00	$5,165
Financing activities	$15,000	$0.00

Net change on cash	$4,956	$(8,478)

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer (Mr. Donenfeld), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2009, our Principal Executive Officer and Principal Financial Officer (Mr. Donenfeld) has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer (Mr. Donenfeld) has concluded that our disclosure controls and procedures had the following deficiency:

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

As of July 31, 2009 and 2008, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

During the three months ended July 31, 2009 and 2008, the Company did not issue any shares of common or preferred stock.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

Related Party Transactions

During the three month ended July 31, 2009, the Company granted 15,000,000 warrants to Paragon Capital LP who holds majority interest in the Company.  The Company received $15,000 cash as consideration for the warrants.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

During the three months ended July 31, 2008, there were no related party transactions.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description
31.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Prevention Insurance.com, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Prevention Insurance.com, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREVENTION INSURANCE.COM

Dated: September 9, 2009	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)