Form 10-Q
period 2009-10-31
PREVENTION INSURANCE COM INC
filed 2009-12-01
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
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
214 Broad Street
Red Bank, New Jersey 07701
T: (732) 530-9007
F: (732) 530-9008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 1, 2009, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	October 31, 2009	April 30, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$3,595	$4,253

Total current assets	3,595	4,253

Total assets	$3,595	$4,253

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$4,040	$8,754
Due to shareholder	-	400,000
Total current liabilities	4,040	408,754

Total liabilities	$4,040	$408,754

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;	-	-
zero shares issued
Preferred stock, par value $0.01; 2,000,000 shares authorized;	-	-
zero shares issued
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares as of October 31, 2009 and 97,872,933 shares
as of April 30, 2009, issued and outstanding, respectively	994,730	978,730
Additional paid in capital	3,119,226	2,720,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,061,447)	(4,050,503)
Total stockholders' (deficit)	(445)	(404,501)

Total liabilities and stockholders' (deficit)	$3,595	$4,253

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	3,250	16,505	10,944	16,505
Total operating expenses	3,250	16,505	10,944	16,505

Operating (loss) from continuing operations	(3,250)	(16,505)	(10,944)	(16,505)

Other income (expense):
Gain on contingency	-	10,000	-	10,000
Total other income (expense)	-	10,000	-	10,000

(Loss) from continuing operations	(3,250)	(6,505)	(10,944)	(6,505)

Discontinued operations:
Gain on disposal of operating activity	-	59,914	-	59,914
(Loss) on discontinued operations	-	(24,437)	-	(22,750)
Income from discontinued operations	-	35,477	-	37,164

Net income (loss)	$(3,250)	$28,972	$(10,944)	$30,659

Earnings per common share - basic and dilutive:
Income (loss) from continuing operations	$Nil	$Nil	$Nil	$Nil
Income (loss) from discontinued operations	$Nil	$Nil	$Nil	$Nil
Net income (loss)	$Nil	$Nil	$Nil	$Nil

Weighted average common shares outstanding
Basic and dilutive	98,044,976	97,872,933	97,950,019	97,872,933

Nil = < $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,944)	$30,659
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Gain on disposal of operating activity	-	(59,914)
Gain on contingency	-	(10,000)
Change in:
Accounts payable	(4,714)	8,424
Net cash (used by) operating activities	(15,658)	(30,831)

Cash flows from investing activities:
Change in net liabilities spun-off	-	1,428
Net cash provided by investing activities	-	1,428

Cash flows from financing activities:
Proceeds from issuance of warrants	15,000	30,000
Net cash provided by financing activities	15,000	30,000

Net change in cash	(658)	597

Cash, beginning of period	4,253	9,440

Cash, end of period	$3,595	$10,037

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of $400,000 note payable for 1,600,000
of restricted common stock - September 2009	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants
The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009

NOTE 1.   SUMMARY OF SIGNIFICANTACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. Since 2005, the Company added a second line of business and has been focused on its development of its ATM machine sale operations.  On December 28, 2007, the Company entered into an agreement wherein the Company had a change in control and which resulted in the divestiture of the ATM division “Quick Pay”. The Company divested itself of the ATM machine sales operations on October 31, 2008.

As of October 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as filed with the SEC on August 13, 2009.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2009.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended October 31, 2009 and October 31, 2008 were 98,044,976 and 97,872,933, respectively.

Revenue Recognition

For the six months ended October 31, 2009 and 2008, the Company did not realize any revenue from continuing operations. Commission income from the sale of ATM machines was recognized at the time of sale, which is presented as part of the loss from discontinued operations.

Stock Based Compensation

As of October 31, 2009, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

During the six months ended October 31, 2009 and 2008, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of October 31, 2009, the first interim period in which ASU 2009-1 is effective, all citiations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3.   STOCKHOLDERS’ EQUITY

As of October 31, 2009 and 2008, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the six months ended October 31, 2009

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of October 31, 2009, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity.

During the six months ended October 31, 2009, the Company did not issue any shares of preferred stock.

For the six months ended October 31, 2008

During the six months ended October 31, 2008, the Company did not issue any shares of common or preferred stock.

Warrants

As of October 31, 2009, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 70,000,000 common shares of the Company. The $70,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of October 31, 2009, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $500,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 4.    RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2009

During the six months ended October 31, 2009, the Company issued warrants to purchase 15,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $15,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants issued.

For the six months ended October 31, 2008

During the six months ended October 31, 2008, the Company issued warrants to purchase 30,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.008. Paragon Capital LP. paid $30,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants issued.

NOTE 5.    COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2009, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

ATM Division

For the six months ended October 31, 2008, the Company leased office space for the ATM division, under a non-cancelable operating lease. The lease required minimum monthly payments of approximately $550 per month and expired in January 31, 2010.  For the six months ended October  31, 2008, the rent expense was $1,683. This lease obligation was part of the divestiture of the Company’s assets on October 31, 2008.

Goldsmith Agreement

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

As of April 15, 2008, as partial consideration for the cancellation of the 2,000,000 warrants and 1,000,000 preferred shares, the Company paid $200,000 to Mr. Goldsmith who designated that the capital be transferred to Quick Pay. The $200,000 paid to Quick Pay was recorded as a liability to Mr. Goldsmith and is included under net liabilities held for sale caption.  As of October 31, 2008, the Company conveyed $59,914 in net liabilities of Quick Pay to Mr. Goldsmith.  The Company does not anticipate any additional liability related to the conveyance of Quick Pay.

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

In September 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith.

NOTE 6.    INCOME TAXES

As of October 31, 2009, the Company had a federal net operating loss carryforward of approximately $166,428, which expires through 2029. This carryforward may be limited in the future upon change in control of the Company and in accordance with the  provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2009, and recorded a full valuation allowance.

As of October 31, 2009, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 7.    WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

During the six months ended October 31, 2009, the Company granted 15,000,000 fully vested warrants to Paragon Capital LP for consideration of $15,000.  The warrants are exercisable over a three year period at $0.005 each to purchase 15,000,000 shares of common stock subject to a sufficient number of authorized common stock of the Company being available to cover all common stock equivalents.

During the year ended April 30, 2009, the Company issued 45,000,000 fully vested warrants to Paragon Capital LP for a consideration of $45,000.  The warrants are exercisable over a three year period at $0.01 each to purchase 45,000,000 shares of common stock subject to enough authorized common stock of the Company being available to cover all common stock equivalents.

There were no other options granted or exercised by the directors and executive officers outstanding as of October 31, 2009.

The following is a schedule of the activity relating to the Company's warrants.

	Six Months Ended
	October 31, 2009
		Exercise
	Shares	Price
Warrants outstanding and exercisable -
beginning of the period - May 01, 2009	55,000,000	0.008

Warrants granted:
May 29, 2009	15,000,000	$0.005

Warrants outstanding and exercisable -	70,000,000	$0.007
end of period - October 31, 2009

Weighted average fair value of warrants
granted end of period	$500,000

The following table summarizes information about the Company's common stock warrants outstanding as of October 31, 2009.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.007	70,000,000	3 years	$0.007

As of October 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 69,472,933 common shares.

As of October 31, 2009, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 70,000,000 common shares of the Company.

As of October 31, 2009, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $500,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-K with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 8.    GOING CONCERN

As of October 31, 2009, the Company’s interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of October 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

During the year ended April 30, 2009, the Company divested itself of the ATM machine sales operations.

As shown in the accompanying financial statements, for the six months ended October 31, 2009, the Company reported a net loss of $10,944 primarily due to the accounting and legal fees related to the Company’s SEC filings, which were funded by the Company’s majority shareholder.

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

Plan of Operations.

As of October 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s current business is to pursue a business combination through an acquisition of, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete business combination with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission within four business days upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Discussion of Financial Condition and Results of Operations.

We have, and will continue to have, no capital with which to provide the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our sole officer/ director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. Due to the plan of operations the historical results do not show or provide any trends with which the Company can forecast the future of the Company.

Our audited financial statements for the year ended April 30, 2009 and unaudited financial statements included herein for the quarter ended October 31, 2009 reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. -We have previously sustained ourselves through commission income of ATM machine sales, although the Company has divested itself of the ATM machine sales operations as of October 31, 2008.

We have received a small amount of capital from existing shareholders through periodic stock sales and warrant sales. We may also seek out private equity capital or a strategic partner as possible sources of financing. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will invest at least $15,000 in exchange for warrants to purchase our common stock. Paragon Capital LP is controlled by Alan P. Donenfeld, our sole officer/director. We intend to issue additional warrants to fund our operations going forward until we are able to raise larger amounts of capital and complete a business combination.

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

Cash On Hand. At October 31, 2009, we had $3,595 cash on hand.  At April 30, 2009, we had $4,253 cash on hand. The decrease in cash was due to payment of operating expenses during the six months ended October 31, 2009.

Total Assets. At October 31, 2009, we had $3,595 in total assets.  At April 30, 2009, we had $4,253 in total assets. The decrease was due to the decrease in cash.

Total Liabilities. At October 31, 2009, we had $4,040 in total liabilities.  At April 30, 2009, we had $408,754 in total liabilities. The decrease was due to a decrease in accounts payable due to the discontinuance of Quick Pay in October 2008 and the payment in the form of 1,600,000 shares of restricted common stock of the Company in exchange for the $400,000 note payable to Mr. Goldsmith for the transaction in February 2008.

Three months ended October 31, 2009 compared to October 31, 2008

Revenues. For the three months ended October 31, 2009 and 2008, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses (G&A).  G&A for the three months ended October 31, 2009 increased to $3,250 from $16,505 for the three months ended October 31, 2008. This decrease was due to a decrease in professional fees incurred in connection with our filings of SEC reports and securities issuances described herein.

Net Income (Loss). Net loss of $3,250 for the three months ended October 31, 2009 was a result of the accounting, legal and SEC filing fees related to the Company’s SEC reporting requirements. For the three months ended October 31, 2008 we incurred net income of $28,972. The resulting net loss for the three months ended October 31, 2009 occurred primarily by reason of the discontinuance of our business operations.

Six months ended October 31, 2009 compared to October 31, 2008

Revenues. For the six months ended October 31, 2009 and 2008, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses (G&A).  G&A for the six months ended October 31, 2009 decreased to $10,944 from $16,505 for the six months ended October 31, 2008. This decrease was due to a reduction in professional fees incurred in connection with our filings of SEC reports and securities issuances described herein.

Net Income (Loss). Net loss of $10,944 for the six months ended October 31, 2009 was a result of the accounting, legal and SEC filing fees related to the Company’s SEC reporting requirements.  For the six months ended October 31, 2008 we incurred net income of $30,659. The resulting net loss for the six months ended October 31, 2009 occurred primarily by reason of the discontinuance of our business operations.

Liquidity and Capital Resources; Going Concern

At October 31, 2009, our cash on hand was $3,595 and a stockholders’ deficit of $445. At April 30, 2009, our cash on hand was $4,253 and a stockholders’ deficit of $404,501. Due to our insufficient cash on hand and lack of viable business operations, our auditors expressed their doubt as to our ability to continue as a going concern in their audit report for our last fiscal year ended April 30, 2009.

From October 2008 through October 2009, we have not generated any revenues

The Company does not currently have enough capital resources to fund its operations for the next 12 months. Company will rely upon the issuance of common stock and warrants and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While we currently have minimal cash, it is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange for warrants to purchase our common stock.  There can be no assurances that we will be able to obtain additional financing.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2009, our Principal Executive Officer and Principal Financial Officer (Mr. Donenfeld) has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

For the six months ended October 31, 2009

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of October 31, 2009, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity. The shares were issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

During the six months ended October 31, 2009, the Company did not issue any shares of preferred stock.

For the six months ended October 31, 2008

During the six months ended October 31, 2008, the Company did not issue any shares of common or preferred stock.

Warrants

As of October 31, 2009, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 70,000,000 common shares of the Company. The $70,000 paid by Paragon Capital LP to purchase these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of October 31, 2009, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $500,000, except for a cashless exercise provision.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants. The warrants were issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

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

Dated: December 1, 2009

PREVENTION INSURANCE.COM

By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)