Form 10-K/A
period 2009-04-30
PREVENTION INSURANCE COM INC
filed 2010-02-12
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of the last business day of the Issuer’s most recently completed fiscal year April 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $167,733.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of February 11, 2009, there were 99,472,933 shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

Prevention Insurance.com (the “Company”) is filing this Amendment on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 which was filed with the US Securities and Exchange commission ( the “SEC”) on August 13, 2009 (the “Original Filing”).

The purpose of this Amendment is to respond to certain comments received from the staff of the SEC. The following sections of the Original Filing have been revised to reflect the staff’s comments:

●	Section 302 Certifications, attached hereto as Exhibit 31.1

This Amendment does not reflect events that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment should be read along with our other filings made with the SEC.

Pursuant to the rules of the Securities and Exchange Commission, currently dated certifications required by Rule 13a-14(a) are filed as Exhibit 31.1 and 32.1 to this amendment.

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

PREVENTION INSURANCE.COM

Dated: February 12, 2010	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President and Director	February 12, 2010
Alan P. Donenfeld	(Principal Executive and Financial Officer)