Form 10-Q/A
period 2009-07-31
PREVENTION INSURANCE COM INC
filed 2010-02-12
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q/A
(Amendment No. 1)

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

As of February 11, 2010, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

EXPLANATORY NOTE

Prevention Insurance.com (the “Company”) is filing this Amendment on Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2009 which was filed with the US Securities and Exchange commission ( the “SEC”) on September 9, 2009 (the “Original Filing”).

The purpose of this Amendment is to respond to certain comments received from the staff of the SEC. The following sections of the Original Filing have been revised to reflect the staff’s comments:

•	Section 302 Certifications, attached hereto as Exhibit 31.1

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

Dated: February 12, 2010
PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)