Form 10-Q/A
period 2009-10-31
PREVENTION INSURANCE COM INC
filed 2010-02-12
CIK 1134982

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

EXPLANATORY NOTE

Prevention Insurance.com (the “Company”) is filing this Amendment on Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 which was filed with the US Securities and Exchange commission ( the “SEC”) on December 1, 2009 (the “Original Filing”).

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