Form 10-Q
period 2010-01-31
PREVENTION INSURANCE COM INC
filed 2010-03-12
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 11, 2010, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	January 31, 2010	April 30, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$74,381	$4,253

Total current assets	74,381	4,253

Total assets	$74,381	$4,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,425	$8,754
Due to shareholder	-	400,000
Total current liabilities	3,425	408,754

Total liabilities	$3,425	$408,754

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;	-	-
zero shares issued
Preferred stock, par value $0.01; 2,000,000 shares authorized:;	-	-
zero shares issued
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares as of January 31, 2010 and 97,872,933 shares
as of April 30, 2009, issued and outstanding, respectively	994,730	978,730
Additional paid in capital	3,194,226	2,720,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,065,046)	(4,050,503)
Total stockholders' equity (deficit)	70,956	(404,501)

Total liabilities and stockholders' equity (deficit)	$74,381	$4,253

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	January 31,				January 31,

	2010		2009		2010		2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenue		$-		$-		$-		$-

Operating expenses
General and administrative		3,599		10,361		14,543		26,866
Total operating expenses		3,599		10,361		14,543		26,866

Operating (loss) from continuing operations		(3,599)		(10,361)		(14,543)		(26,866)

Other income (expense)
Gain on contingency		-		-		-		10,000
Total other income (expense)		-		-		-		10,000

(Loss) from continuing operations		(3,599)		(10,361)		(14,543)		(16,866)

Discontinued operations
Gain on disposal of operating activity				59,914				59,914
(Loss) on discontinued operations		-		(24,437)				(22,750)
Income from discontinued operations		-		35,477		-		37,164

Net income (loss)		$(3,599)		$25,116		$(14,543)		$20,298

Earnings per common share - basic and dilutive:
Income (loss) from continuing operations	$	Nil	$	Nil	$	Nil	$	Nil
Income (loss) from discontinued operations	$	Nil	$	Nil	$	Nil	$	Nil
Net income (loss)	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average common shares outstanding
Basic and dilutive		99,472,933		97,872,933		98,240,348		97,872,933

Nil = < $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31,

	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,543)	$20,298
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Gain on disposal of operating activity	-	(59,914)
Gain on contingency	-	(10,000)
(Increase) decrease in assets:
Prepaid expenses	-	(2,000)
Increase (decrease) in liabilities:
Accounts payable	(5,329)	-
Net cash flows (used in) operating activities	(19,872)	(51,616)

Cash flows from investing activities:
Change in net liabilities spun-off	-	1,428
Net cash flows provided by investing activities	-	1,428

Cash flows from financing activities:
Proceeds from issuance of warrants	90,000	45,000
Net cash flows provided by financing activities	90,000	45,000

Net increase (decrease) in cash and cash equivalents	70,128	(5,187)

Cash and cash equivalents, beginning of period	4,253	9,440

Cash and cash equivalents, end of period	$74,381	$4,253

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of $400,000 note payable for 1,600,000 shares of restricted common stock - September 2009

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these condensed financial statements.

PREVENTION INSURANCE.COM
NOTES TO UNAUDITED
INTERIM FINANCIAL STATEMENTS
January 31, 2010

NOTE 1.     SUMMARY OF SIGNIFICANTACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. In 2005, the Company added a second line of business and had been focused on its development of its ATM machine sale operations.  On December 28, 2007, the Company entered into an agreement wherein the Company had a change in control and which resulted in the divestiture of the ATM division “Quick Pay”. The Company divested itself of the ATM machine sales operations on October 31, 2008.

As of January 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as filed with the SEC on August 13, 2009.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2010.

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

The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended January 31, 2010 and January 31, 2009 were 98,240,348 and 97,872,933, respectively.

Revenue Recognition

For the nine months ended January 31, 2010 and 2009, the Company did not realize any revenue. Commission income from the sale of ATM machines was recognized at the time of sale, which is presented as part of the loss from discontinued operations.

Stock Based Compensation

As of January 31, 2010, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the nine months ended January 31, 2010 and 2009, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities as authoritative GAAP.   The Codification will supersede all the existing accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS 168 also replaces FASB Statement No. 162, “the Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority.  This statement shall be effective for financial statements issued for periods ending after September 15, 2009.  The Chapter does not anticipate that the adoption of the statement will have a material impact on its financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.      STOCKHOLDERS’ EQUITY

As of January 31, 2010 and 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the nine months ended January 31, 2010

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of January 31, 2010, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity.

During the nine months ended January 31, 2010, the Company did not issue any shares of preferred stock.

For the nine months ended January 31, 2009

During the nine months ended January 31, 2009, the Company did not issue any shares of common or preferred stock.

Warrants

As of January 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 145,000,000 common shares of the Company. The $145,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of January 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $875,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 3.     RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2010

During the nine months ended January 31, 2010, the Company issued warrants to purchase 145,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the nine months ended January 31, 2009

During the nine months ended January 31, 2009, the Company issued warrants to purchase 45,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.007. Paragon Capital LP paid $45,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

NOTE 4.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of January 31, 2010, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.   For the nine months ended January 31, 2010, the rent expense was zero.

ATM Division

For the nine months ended January 31, 2009, the Company leased office space for the ATM division, under a non-cancelable operating lease. The lease required minimum monthly payments of approximately $550 per month and was to expire January 31, 2010.  For the nine months ended January 31, 2009, the rent expense was $1,683. This lease obligation was part of the divestiture of the Company’s assets on October 31, 2008.

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

NOTE 5.      INCOME TAXES

As of January 31, 2010, the Company had a federal net operating loss carryforward of approximately $170,027, which expires through 2029. This carryforward may be limited in the future upon change in control of the Company and in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of January 31, 2010, and recorded a full valuation allowance.

As of January 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Upon adoption of ASC 740 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of January 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740. No tax benefit has been reported in connection with the net operating loss carry forwards in the interim financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2021.

The Company files income tax returns in the United States. The 2006, 2007, 2008 and 2009 U.S. federal returns are considered open tax years as of the date of these interim financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 6.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the nine months ended January 31, 2010

During the nine months ended January 31, 2010, the Company issued warrants to purchase 145,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the nine months ended January 31, 2009

During the nine months ended January 31, 2009, the Company issued warrants to purchase 45,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.007. Paragon Capital LP paid $45,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

There were no other options granted or exercised by the directors and executive officers outstanding as of January 31, 2010.

The following is a schedule of the activity relating to the Company's warrants.

	Nine Months Ended
	January 31, 2010
		Exercise
	Shares	Price
Warrants outstanding and exercisable -
beginning of the period - May 01, 2009	55,000,000	$0.008

Warrants granted:
December 31, 2009	75,000,000	$0.005
May 29, 2009	15,000,000	$0.005

Warrants outstanding and exercisable -
end of period - January 31, 2010	145,000,000	$0.006

Weighted average fair value of warrants
granted end of period	$875,000

The following table summarizes information about the Company's common stock warrants outstanding as of October 31, 2009.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.006	145,000,000	3 years	$0.006

As of January 31, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 144,472,933 common shares.

As of January 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 145,000,000 common shares of the Company.

As of January 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $875,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-K with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 7.     SUBSEQUENT EVENTS

On March 8, 2010, the Company, Paragon Capital LP and Scott Goldsmith entered into an agreement whereby the Company paid Scott Goldsmith $65,000. Paragon Capital LP transferred to Scott Goldsmith its warrant issued April 30, 2008 which was due April 30, 2010 to buy 10,000,000 shares of common stock with an exercise price of $.01. This new agreement relinquishes Paragon Capital LP’s requirement to issue 4,000,000 warrants to Scott Goldsmith. The Company extended the warrant maturity date by two years from April 30, 2010 to April 30, 2012. In September 2009, the Company issued 1,600,000 shares of restricted common stock to Scott Goldsmith as payment for the $400,000 note payable. Scott Goldsmith’s 1,600,000 shares of restricted common stock are subject to adjustment from stock splits.

As of March 12, 2010, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the period ended January 31, 2010.

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

Plan of Operations.

As of January 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s current business is to pursue a business combination through an acquisition of, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete business combination with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Our audited financial statements for the year ended April 30, 2009 and unaudited financial statements included herein for the quarter ended January 31, 2010 reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have been able to pay off all of our payables as agreed. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. We have previously sustained ourselves through commission income of ATM machine sales, although the Company has divested itself of the ATM machine sales operations as of October 31, 2008.

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

Cash On Hand. At January 31, 2010, we had $74,381 cash on hand.  At April 30, 2009, we had $4,253 cash on hand. The increase in cash was due to the Company’s issuance of warrants during this period. During the nine months ended January 31, 2010, the Company issued warrants to purchase 145,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

Total Assets. At January 31, 2010, we had $74,381 in total assets.  At April 30, 2009, we had $4,253 in total assets. The increase was due to the Company’s issuance of warrants during this period. During the nine months ended January 31, 2010, the Company issued warrants to purchase 145,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

Total Liabilities. At January 31, 2010, we had $3,425 in total liabilities. At April 30, 2009, we had $408,754 in total liabilities. The decrease was due to a decrease in accounts payable due to the discontinuance of Quick Pay in October 2008 and the payment in the form of 1,600,000 shares of restricted common stock of the Company in exchange for the $400,000 note payable to Mr. Goldsmith for the transaction in February 2008.

Three months ended January 31, 2010 compared to January 31, 2009

Revenues. For the three months ended January 31, 2010 and 2009, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses (G&A).  G&A for the three months ended January 31, 2010 decreased to $3,599 from $10,361 for the three months ended January 31, 2009. This decrease was due to a decrease in professional fees incurred in connection with our filings of SEC reports. .

Net Income (Loss). Net loss of $3,599 for the three months ended January 31, 2010 was a result of the accounting, legal and SEC filing fees related to the Company’s SEC reporting requirements. For the three months ended January 31, 2009, we experienced net income of $25,116. The resulting net loss for the three months ended January 31, 2010 occurred primarily by reason of the discontinuance of our business operations.

Nine months ended January 31, 2010 compared to January 31, 2009

Revenues. For the nine months ended January 31, 2010 and 2009, the Company has had no activities that produced revenues from operations.

General and Administrative Expenses (G&A).  G&A for the nine months ended January 31, 2010 decreased to $14,543 from $26,866 for the nine months ended January 31, 2009. This decrease was due to a reduction in professional fees incurred in connection with our filings of SEC reports and securities issuances described herein.

Net Income (Loss). Net loss of $14,543 for the nine months ended January 31, 2010 was a result of the accounting, legal and SEC filing fees related to the Company’s SEC reporting requirements.  For the nine months ended January 31, 2009 we experienced net income of $20,298. The resulting net loss for the nine months ended January 31, 2010 occurred primarily by reason of the discontinuance of our business operations.

Liquidity and Capital Resources; Going Concern

At January 31, 2010, we had $74,381 cash on hand, an accumulated deficit of $4,065,046 and a stockholders’ deficit of $74,381. At April 30, 2009, we had $4,253 in cash on hand, an accumulated deficit of $4,050,503, and a stockholders’ deficit of $4,253.

Due to our insufficient cash on hand and lack of viable business operations, our auditors expressed their doubt as to our ability to continue as a going concern in their audit report for our last fiscal year ended April 30, 2009.

From January 2009 through January 2010, we have not generated any revenues.

As of January 31, 2010, the Company does have enough capital resources to fund its operations for the next 12 months. Company will continue to rely upon the issuance of common stock and warrants and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. It is anticipated that at least for the near term our controlling shareholder, Paragon Capital LP, will continue to invest in the Company in exchange for warrants to purchase our common stock.  There can be no assurances that we will be able to obtain additional financing.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2010, our Principal Executive Officer and Principal Financial Officer (Mr. Donenfeld) has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer (Mr. Donenfeld) has concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2008 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

For the nine months ended January 31, 2010

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of January 31, 2010, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities.

During the nine months ended January 31, 2010, the Company issued warrants to purchase 145,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities.

 For the nine months ended January 31, 2009

During the nine months ended January 31, 2009, the Company issued warrants to purchase 45,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.007. Paragon Capital LP paid $45,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Subsequent Events

On March 8, 2010, the Company, Paragon Capital LP (“Paragon”) and Scott Goldsmith (“Goldsmith”) entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith, of a warrant issued to Paragon on April 30, 2008 (originally due April 30, 2010) (the “April 30, 2008 Warrant”) to buy 10,000,000 shares of Company common stock with an exercise price of $0.01; 2) the Company extended the April 30, 2008 Warrant maturity date from April 30, 2010 to April 30, 2012; and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008.

Copies of the Agreement and the warrant extension agreement are attached hereto as Exhibits 10.1 and 10.2, respectively.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Agreement, dated March 8, 2010 between Prevention Insurance.com, Paragon Capital LP, and Mr. Scott Goldsmith

10.2	Warrant Extension Agreement, dated March 8, 2010 between Prevention Insurance.com, Paragon Capital LP, and Mr. Scott Goldsmith

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

Dated: March 12, 2010
PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)