Form 10-K
period 2010-04-30
PREVENTION INSURANCE COM INC
filed 2010-08-06
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2010

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
                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of the last business day of the Issuer’s most recently completed fiscal year April 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $283,380.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of July 23, 2010, there were 99,472,933 shares of Common Stock, $0.01 par value per share.

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

Item 1. Description of Business

Business Development & Business Overview

Prevention Insurance.com (the "Company") was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

From inception until early 1999, the Company’s principal business consisted of the sale and distribution of our own formulations of specific vitamins and nutritional supplements, and of various other health and personal care products. In 1991 we were licensed in Nevada as an agent for health and life insurance. Historically since 1991 we have not derived any significant income from sales of insurance policies.  Effective March 15, 1999, we sold for cash substantially all of our assets associated with the traditional distribution of vitamin and dietary supplement formulations, including all inventory of vitamins and nutritional supplements and terminated all business activities associated with the distribution of individual vitamins and dietary supplements. We did, however, retain our insurance agency license, our Prevention Insurance website and ownership rights in certain trademarks.

In 2005, the Company added a second line of business focused on the development of ATM machine sale operations.  On December 28, 2007, the Company entered into a letter agreement (the “Letter Agreement”), with Paragon Capital, LP (“Paragon”) and Scott Goldsmith which, after the satisfaction of the terms of the Letter Agreement, would result in a change in control of the Company.  In connection with the terms of the Letter Agreement, the Company and Paragon entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which Paragon purchased an aggregate of 71,428,571 shares of Common Stock for an aggregate purchase price equal to $250,000. As provided pursuant to the terms of the Purchase Agreement, our current sole officer and director, Alan P. Donenfeld, was elected to the Board of Directors of the Company and appointed to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.

On February 5, 2008 in connection with the transactions contemplated by the Letter Agreement,  Mr. Goldsmith,  Paragon and the Company signed an agreement and release (the “Release”), which provided for, among other items, (a) cancellation of 1,000,000 shares of the Company’s preferred stock, par value $0.01 per share (the “Preferred Stock”) issued in the name of Mr. Goldsmith, (b) cancellation of warrants (the “Warrants”) to purchase up to 2,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith, upon certain events happening such as a reverse merger with a private company, of $400,000 or 1,600,000 shares of common stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merger.

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock to Scott Goldsmith in satisfaction of the $400,000 payment required pursuant to the Release.

On March 8, 2010, the Company, Paragon and Scott Goldsmith entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith of a warrant issued to Paragon on April 30, 2008 (originally due April 30, 2010) (the “April 30, 2008 Warrant”) to buy 10,000,000 shares of Company common stock with an exercise price of $0.01 per share; 2) the Company extended the April 30, 2008 Warrant maturity date from April 30, 2010 to April 30, 2012, pursuant to a warrant extension agreement (the “Warrant Extension Agreement”); and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008.

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Exchange Act, the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders, Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

As of the date of the period covered by this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)       Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)       Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)       Strength and diversity of management, either in place or scheduled for recruitment;

         (d)        Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)       The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)        The extent to which the business opportunity can be advanced;

         (g)       The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)       Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the limited experience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. Our decision-making will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce our likelihood of identifying and consummating a successful business combination.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Any business opportunity that is acquired by the Company is expected to have a desire to become a public company and establish a public trading market for its securities. As such, in connection with such business combination, it is likely control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains.

We fully anticipated that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholder, Paragon Capital, LP, or certain of its affiliates may introduce a business combination target to us.  Alan Donenfeld, our sole officer and director is also the managing member of the General Partner of Paragon Capital, LP.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and is employed on a full-time basis by another entity.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our current administrative office is located at; c/o Paragon Capital, LP 110 East 59th Street, 29th Floor, New York, NY 10022.

Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND THE NON-MANAGEMENT STOCKHOLDERS OF THE COMPANY.

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

Additionally, our majority shareholder, Paragon Capital, LP, or certain of its affiliates may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction.  Our sole officer and director is currently the managing member of the General Partner of Paragon Capital, LP.  We cannot assure you that conflicts of interest among us, Paragon Capital LP and/or its affiliates and our stockholders will not develop

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history and no revenues or earnings from operations since the divestiture of the ATM operations in October 2008, and there is a risk that we will be unable to continue as a going concern and consummate a business combination.  We have no assets or significant financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

WE ARE LIKELY TO INCUR LOSSES AND WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

As of April 30, 2010, we had $4,060 in cash on hand, a net loss of $103,350 and a stockholders’ deficit of $17,851 causing our auditors to express their doubt as to our ability to continue as a going concern. We expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable. We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

WE FACE A NUMBER OF RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INCLUDING THE POSSIBILITY THAT WE MAY INCURE SUBSTANTIAL DEBT, WHICH COULD ADVERSELY AFFECT OUT FINANCIAL CONDITION.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Any indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

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

THERE ARE RELATIVELY LOW BARRIERS TO BECOMING A BLANK CHECK OR SHELL COMPANY, THEREBY INCREASING THE COMPETITIVE MARKET FOR A SMALL NUMBER OF BUINESS OPPORTUNITIES.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

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

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY.

The Company has no business that produces revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that the Company engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

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

THE MARKET FOR OUR COMMON STOCK IS VOLATILE AND ITS CONTINUANCE IS UNCERTAIN.

Our common stock is quoted on the U.S. registered and reporting marketplace of the Pink OTC Markets (the “OTCQB”) under the trading symbol “PVNC”.  The OTCQB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of shares of Common Stock may, therefore, have difficulty selling their shares of our Common Stock, should they decide to do so. In addition, there can be no assurances that such markets, if established, will continue or that any shares of our Common Stock, which may be purchased, may be sold without incurring a loss. The market price of our Common Stock, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares of our Common Stock in the future.

The market for our stock is highly volatile, which could cause the value of our Common Stock to decline. We cannot assure you that there will be a market in the future for our common stock. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of shares of our Common Stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our Common Stock. These factors include:

•   price and volume fluctuations in the stock markets;

•   changes in our earnings or variations in operating results;

•   any shortfall in revenue or increase in losses from levels expected by securities analysts;

•   changes in regulatory policies or law;

•   operating performance of companies comparable to us; and

•   general economic trends and other external factors.

Even if an active market for shares of our Common Stock is established, stockholders may have to sell their shares of our Common Stock at prices substantially lower than the price they paid for or shares of Common Stock or might otherwise receive than if an active public market existed.

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

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE AMEX. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

OURSTOCKHOLDERS MAY HAVE A MINORITY INTEREST IN THE COMPANY FOLLOWING A BUSINESS COMBINATION.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE ARE CONTROLLED BY OUR MANAGEMENT.

An affiliate of our management is currently a controlling shareholder.  Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors (the “Board of Directors”);
•	Removal of directors;
•	Amendment to the Company’s certificate of incorporation or bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder has complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

THE COMPANY EXPECTS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 8,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock A”) an 2,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock B”, together with the Preferred Stock A, the “Preferred Stock”) . Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

OUR STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE ITS SHARES OF COMMON STOCK.

In order to provide an interest in the Company to third parties, our stockholder(s) may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it. As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change.

WE MAY ISSUE PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at a nominal charge. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.  Removed and Reserved.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB under the trading symbol “PVNC”.  The OTCQB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company”, as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.01 per share (the “Common Stock”). As of the date hereof, 99,472,933 shares of Common Stock are issued and outstanding, and there are approximately 470 holders of record of the Common Stock.

Preferred Stock:

Our Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, par value $0.01 per share and 8,000,000 shares of Preferred stock, par value of $0.001 (collectively, the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On May 29, 2009, pursuant to a Stock Purchase Agreement, dated May 29, 2009 (the “May Purchase Agreement”), the Company issued a warrant (the “May Warrant”) to Paragon to purchase 15,000,000 shares of the Company’s common stock at an exercise price equal to $0.005 per share for an aggregate purchase price equal to $15,000.  The May Warrant is exercisable from the date of issuance until 12:00 a.m. on the third year anniversary date of the date that the May Warrant was issued or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.  Paragon is a controlling stockholder of the Company and our sole officer and director is the managing partner of Paragon. Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon.  The Company issued the May Warrant pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.  The descriptions of the May Purchase Agreement and the May Warrant are intended to be a summary and are qualified in their entirety by the terms and conditions of the May Purchase Agreement and May Warrant, filed as Exhibits 10.1 and 4.1, respectively to the Company’s Form 8-K filed on June 3, 2009, and incorporated herein by reference.

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock to Scott Goldsmith, as payment for a $400,000 note payable to Scott Goldsmith, the Company’s former President. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act.

On December 31, 2009, pursuant to a Stock Purchase Agreement, dated December 31, 2009 (the “December Purchase Agreement”), the Company issued a warrant (the “December Warrant”) to Paragon to purchase 75,000,000 shares of the Company’s common stock at an exercise price equal to $0.005 per share for an aggregate purchase price equal to $75,000.  The December Warrant is exercisable from the date of issuance until 12:00 a.m. on the third year anniversary date of the date that the December Warrant was issued or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.  Paragon is a controlling stockholder of the Company and our sole officer and director is the managing member of Paragon’s General Partner. The Company issued the December Warrant pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.  The descriptions of the December Purchase Agreement and December Warrant are intended to be a summary and are qualified in their entirety by the terms and conditions of the December Purchase Agreement and December Warrant, filed as Exhibits 10.1 and 4.2, respectively, to the Company’s Form 8-K filed on January 6, 2010 and incorporated herein by reference.

On March 8, 2010, the Company, Paragon and Scott Goldsmith entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith of a warrant issued to Paragon on April 30, 2008 (originally due April 30, 2010) (the “April 30, 2008 Warrant”) to buy 10,000,000 shares of Company common stock with an exercise price of $0.01; 2) the Company extended the April 30, 2008 Warrant maturity date from April 30, 2010 to April 30, 2012, pursuant to a warrant extension agreement (the “Warrant Extension Agreement”); and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008. The descriptions of the Agreement and the Warrant Extension Agreement are intended to be a summary and are qualified in their entirety by the terms and conditions of the Agreement and the Warrant Extension Agreement, filed as Exhibit 10.1 and 10.2, to the Company’s Form 10-Q filed on March 12, 2010 and incorporated herein by reference.

    Pursuant to a Securities Purchase Agreement, dated June 4, 2010 ("June Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant to purchase up to an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.005 per share. The warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The descriptions of the June Purchase Agreement and related warrant are intended to be a summary only and are qualified in their entirety by the terms of the warrant and June Purchase Agreement attached as Exhibits 4.1 and 10.1 to this Form 10-K and incorporated herein by this reference.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

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

A. Plan of Operations for the Coming Year

    The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

        (i)          filing Exchange Act reports, and
    (ii)         investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Liquidity and Capital Resources

   As of April 30, 2010, the Company had assets equal to $4,060, comprised exclusively of cash.  This compares with assets of $4,253, comprised exclusively of cash, as of April 30, 2009.  The Company’s current liabilities as of April 30, 2010 totaled $21,911 comprised exclusively of accounts payable.  This compares with total liabilities of $408,754 comprised exclusively of $8,754 in accounts payable and $400,000 of monies due to stockholders, as of April 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2010 and 2009.

	Fiscal Year Ended April 30, 2010	Fiscal Year Ended April 30, 2009
Net Cash (Used in) Operating Activities	$(90,193)	$(51,616)
Net Cash (Used in) Investing Activities		$1,428
Net Cash Provided by Financing Activities	90,000	$45,000
Net Increase in Cash and Cash Equivalents	(193)	$(5,187)

Our audit reflects the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. We have previously sustained ourselves through commission income of ATM machine sales, although the Company has divested itself of the ATM machine sales operations as of October 31, 2008. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2010 and 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2010, the Company had a net loss of $103,350 comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the fiscal year ended April 30, 2009, the Company had a net income of $9,544 comprised of $37,620 in general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q and $10,000 of a gain on contingency and $37,164 of income from discontinued operations due to the divestiture of the ATM operations in October 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

 Item 8. Financial Statements and Supplementary Data

Audited financial statements begin on the following page of this report.

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prevention Insurance.com
New York, New York

We have audited the accompanying balance sheets of Prevention Insurance.com (“the Company”) as of April 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 & Note 8 to the financial statements, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company realized a net loss of $103,350 for the year ended April 30, 2010 along with an accumulated deficit of $4,153,853 as of April 30, 2010. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
26 July 2010

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	April 30, 2010	April 30, 2009

Current assets
Cash	$4,060	$4,253

Total current assets	4,060	4,253

Total assets	$4,060	$4,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,911	$8,754
Due to shareholder	-	400,000
Total current liabilities	21,911	408,754

Total liabilities	$21,911	$408,754

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;
zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares issued and outstanding	994,730	978,730
Additional paid in capital	3,194,226	2,720,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,153,853)	(4,050,503)
Total stockholders' equity (deficit)	(17,851)	(404,501)

Total liabilities and stockholders' equity (deficit)	$4,060	$4,253

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2010		2009

Revenue		$-		$-

Operating expenses
General and administrative		103,350		37,620
Total operating expenses		103,350		37,620

Operating loss from continuing operations		(103,350)		(37,620)

Other income (expense)
Gain on contingency		-		10,000
Total other income (expense)		-		10,000

Loss from continuing operations		(103,350)		(27,620)

Discontinued operations
Gain on disposal of operating activity		-		59,914
Loss on discontinued operations		-		(22,750)
Income (loss) from discontinued operations		-		37,164

Net income (loss)		$(103,350)		$9,544

Earnings per commons share - basic and dilutive:
Income (loss) from continuing operations	$	Nil	$	Nil
Income (loss) from discontinued operations	$	Nil	$	Nil
Net income (loss)	$	Nil	$	Nil

Weighted average common shares outstanding
Basic and dilutive		97,976,342		97,872,933

Nil = <$.01 or $.01

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid -In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2008	-	-	97,872,933	$978,730	$2,675,226	$(52,954)	$(4,060,047)	$(459,045)

Issuance of warrants for cash to shareholder				-	45,000	-	-	45,000
Net income	-	-		-	-	-	9,544	9,544

Balance, April 30, 2009	-	-	97,872,933	$978,730	$2,720,226	$(52,954)	$(4,050,503)	$(404,501)

Issuance of warrants for cash to shareholder	-	-		-	90,000	-	-	90,000
Stock issued for conversion of note			1,600,000	16,000	384,000	-	-	400,000
Net (loss)	-	-		-	-	-	(103,350)	(103,350)

Balance, April 30, 2010	-	-	99,472,933	$994,730	$3,194,226	$(52,954)	$(4,153,853)	$(17,851)

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS
	For the Years Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(103,350)	$9,544
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Gain on disposal of operating activity	-	(59,914)
Gain on contingency	-	(10,000)
Increase (decrease) in liabilities:
Accounts payable	13,157	8,754

Net cash flows (used in) operating activities	(90,193)	(51,616)

Cash flows from investing activities:
Change in net liabilities spun-off	-	1,428
Net cash flows provided by investing activities	-	1,428

Cash flows from financing activities:
Proceeds from issuance of warrants	90,000	45,000
Net cash flows provided by financing activities	90,000	45,000

Net change in cash	(193)	(5,187)

Cash and cash equivalents, beginning of year	4,253	9,440

Cash and cash equivalents, end of year	$4,060	$4,253

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental non-cash investing and financing activities:
Conversion of $400,000 note payable for 1,600,000 shares of restricted common stock - September 2009

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

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

As of April 30, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2010.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended April 30, 2010 and 2009 were 97,976,342 and 97,872,933, respectively.

Revenue Recognition

For the years ended April 30, 2010 and 2009, the Company did not realize any revenue. For the year ended April 30, 2009, commission income from the sale of ATM machines was recognized at the time of sale, which is presented as part of the loss from discontinued operations.

Stock Based Compensation

As of April 30, 2010, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the years ended April 30, 2010 and 2009, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of April 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of April 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

 The following is a summary of activities from discontinued operations for the year ended April 30, 2009:

2009
Commission revenue	$115,517
Operating expenses	(138,267)

Loss from discontinued operations	$(22,750)

NOTE 3.     STOCKHOLDERS’ EQUITY

As of April 30, 2010 and 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the year ended April 30, 2010

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of April 30, 2010, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity.

During the year ended April 30, 2010, the Company did not issue any shares of preferred stock.

For the year ended April 30, 2009

During the year ended April 30, 2009, the Company did not issue any shares of common or preferred stock.

Warrants

As of April 30, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 135,000,000 common shares of the Company. The $145,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of April 30, 2010, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $775,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 4.     RELATED PARTY TRANSACTIONS

For the year ended April 30, 2010

During the year ended April 30, 2010, the Company issued warrants to purchase 90,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the year ended April 30, 2009

During the year ended April 30, 2009, the Company issued warrants to purchase 45,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.007. Paragon Capital LP paid $45,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

NOTE 5.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2010, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the year ended April 30, 2010 and 2009, the rent expense was zero.

ATM Division

For the year ended April 30, 2009, the Company leased office space for the ATM division, under a non-cancelable operating lease. The lease required minimum monthly payments of approximately $550 per month and was to expire January 31, 2010.  For the year ended April 30, 2009, the rent expense was $1,683. This lease obligation was part of the divestiture of the Company’s assets on October 31, 2008.

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

As of April 30, 2009, the Company recognized a liability of $400,000 due to Mr. Goldsmith as a result of the transactions that took place on February 5, 2008.  In September 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith.

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

NOTE 6.      INCOME TAXES

As of April 30, 2010, the Company had a federal net operating loss carryforward of approximately $258,834, which expires through 2030. This carryforward may be limited in the future upon change in control of the Company and in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2010, and recorded a full valuation allowance.

As of April 30, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Reconciliation between the statutory rates and the effective tax rates are as follows:

	April 30, 2010	April 30, 2009

Federal and state statutory tax rates	40.0%	40.0%
Change in valuation allowance	-40.0%	-40.0%
Effective tax rate	0.0%	0.0%

Upon adoption of ASC 740 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of April 30, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740. No tax benefit has been reported in connection with the net operating loss carry forwards in the interim financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2031subject to change in control provisions under the Internal Revenue Code.

The Company files income tax returns in the United States. The 2008, 2009 and 2010 U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 7.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the year ended April 30, 2010

During the year ended April 30, 2010, the Company issued warrants to purchase 90,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the year ended April 30, 2009

During the year ended April 30, 2009, the Company issued warrants to purchase 45,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.007. Paragon Capital LP paid $45,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

There were no other options granted or exercised by the directors and executive officers outstanding as of April 30, 2010.

The following is a schedule of the activity relating to the Company's warrants.

	Year Ended		Year Ended
	April 30, 2010		April 30, 2009
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants outstanding and exercisable -
beginning of the year	55,000,000	$0.008	10,000,000	$0.01
Warrants granted:
December 31, 2009	75,000,000	$0.005
May 29, 2009	15,000,000	$0.005
August 29, 2008			20,000,000	$0.01
October 8, 2008			10,000,000	$0.005
January 28, 2009			15,000,000	$0.005

Warrants outstanding and exercisable -	145,000,000	$0.006	55,000,000	$0.008
end of year
Weighted average fair value of warrants
granted end of year	$875,000		$425,000

The following table summarizes information about the Company's common stock warrants outstanding as of April 30, 2010.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.006	145,000,000	3 years	$0.006

As of April 30, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 144,472,933 common shares.

As of April 30, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 135,000,000 common shares of the Company.

As of April 30, 2010, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $775,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-K with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their 135,000,000 warrants.  Pursuant to the agreement with Mr. Goldsmith on March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds has been extended to April 2012.

NOTE 8.     GOING CONCERN

As of April 30, 2010 and 2009, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of April 30, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

During the year ended April 30, 2009, the Company divested itself of the ATM machine sales operations.

For the year ended April 30, 2010, the Company reported a net loss of $103,350 and has reported an accumulated deficit of $4,158,853.

NOTE 9.     SUBSEQUENT EVENTS

As of July 26, 2010, the date the financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the year ended April 30, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our  2009 or 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

    Pursuant to a Securities Purchase Agreement, dated June 4, 2010 ("June Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant to purchase up to an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.005 per share. The warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The descriptions of the June Purchase Agreement and related warrant are intended to be a summary only and are qualified in their entirety by the terms of the warrant and June Purchase Agreement attached as Exhibits 4.1 and 10.1 to this Form 10-K and incorporated herein by this reference.

    In August 2010, current management of the Company determined that in May 2007, the Company filed an amendment to its Articles of Incorporation, dated April 17th, 2007 Amendment reflected an increase in the Company's authorized preferred stock by an additional eight million shares of preferred stock, par value $.001. The State of Nevada currently recognizes the change to the Company's capital stock as reflected on the stamped cover page to the April 2007 Amendment filed in May of 2007. In addition, all filings with the SEC from April 2007 through January 2010 reflect 100,000,000 shares of authorized common stock at par value of $.01 and 8,000,000 shares of authorized preferred stock at par value of $.001. The April 2007 Amendment, as filed on May 10, 2007, is attached hereto as Exhibit 3.1.

    As of the date of the filing of this Form 10-K the Company intends to amend or correct its Articles of Incorporation in order to clarify the par value of the common and preferred stock of the Company.

    Management of the Company took into consideration Codification Topic #250; Accounting Changes and Error Corrections wherein they determined that the issues with the discrepancies in the April 2007 through April 2010. Further, all agreements including the warrant purchase agreements and the agreement with Mr. Goldsmith in March 2010 reflect the 100,000,000 shares of authorized common stock at par value of $.01; 2,000,000 shares of authorized preferred stock at par value of $.01 or 8,000,000 shares of authorized preferred stock at par value of $.001., therefore, no restatements or reclassifications are being presented in the accompanying financial statements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	53	President, CEO and Director

Management and Director Biographies:

Alan P. Donenfeld has served as President, CEO and Director of the Company since December of 2007. In 2005, Mr. Donenfeld founded Paragon Capital LP, a private hedge fund that focuses on structured and event-driven investments, reverse mergers and alternative public offerings and registered direct offerings. Mr. Donenfeld has been President of Bristol Investment Group, Inc., a registered broker dealer and the General Partner of Bristol Capital Partners since inception. Prior to establishing Bristol and its related entities in 1990, Mr. Donenfeld was a Vice President in the Mergers and Acquisitions Group at Bear, Stearns & Co. Inc. in New York from 1987 to 1990, where he participated in numerous acquisitions, investments, valuations, fairness opinions and exclusive sale representations. Prior to working at Bear Stearns, Mr. Donenfeld was an Assistant Vice President in the Mergers and Acquisitions Group at E.F. Hutton, a predecessor of Lehman Bros., from 1985 to 1987. Prior to joining E.F. Hutton, Mr. Donenfeld helped establish Quadrex Securities Corporation, where he assisted in raising a leveraged buyout fund. Mr. Donenfeld started his career at SG Cowen and then at J. Henry Schroder Bank. Mr. Donenfeld graduated with Honors from Tufts University in 1979 with a B.A. in Economics and received his M.B.A. from the Fuqua School of Business at Duke University in 1981, where he was a member of the Investment Policy Committee. Mr. Donenfeld’s experience in assisting private companies going public will be beneficial to the Company as it seeks a business combination target.

Family Relationships amongst Directors and Officers:

None.

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

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The sole director performs the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only one individual serving as our sole officer and director.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s executive officers and directors:

Year
	Ended				Annual
Name & Principal Position	April 30,	Salary	Bonus	Other	Compensation

Alan P. Donenfeld
President/CEO and Director	2010	$-	$-	$-	$-
	2009	$-	$-	$-	$-

The Company's sole officer and director has not received any cash or other remuneration since he was appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

We have formulated no plans as to the amounts of future cash compensation. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 23rd, 2010 by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 99,472,933 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Alan P. Donenfeld (1)	226,428,571(2)	88.98%

Paragon Capital, LP	226,428,571(2)	88.98%

Scott Goldsmith (3)	12,282,500(4)	11.22%

All officers and directors as a group (1 individual)	226,428,571	88.98%

(1)	Alan Donenfeld serves as the Company’s sole officer and director.

(2)
Represents 71,428,571 shares of Common Stock and warrants to purchase up to an aggregate of 155,000,000 shares of Common Stock owned by Paragon Capital, LP (“Paragon”). Paragon has agreed not to exercise warrants to the extent that the issuance of the shares of Common Stock underlying the warrants will exceed the Company’s authorized shares of Common Stock.  Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon.

(3)	Scott Goldsmith is the Company’s former President and CEO and a former director.

(4)	Represents 2,282,500 shares of Common Stock owned of record by Scott Goldsmith and warrants to purchase up to an aggregate of 10,000,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

           On May 29, 2009, pursuant to a Stock Purchase Agreement, dated May 29, 2009 (the “May Purchase Agreement”), the Company issued a warrant (the “May Warrant”) to Paragon to purchase 15,000,000 shares of the Company’s common stock at an exercise price equal to $0.005 per share for an aggregate purchase price equal to $15,000.  The May Warrant is exercisable from the date of issuance until 12:00 a.m. on the third year anniversary date of the date that the May Warrant was issued or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.  Paragon is a controlling stockholder of the Company and our sole officer and director is the managing partner of Paragon. Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon.  The Company issued the May Warrant pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.  The descriptions of the May Purchase Agreement and the May Warrant are intended to be a summary and are qualified in their entirety by the terms and conditions of the May Purchase Agreement and May Warrant, filed as Exhibits 10.1 and 4.1, respectively to the Company’s Form 8-K filed on June 3, 2009, and incorporated herein by reference.

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock to Scott Goldsmith, as payment for a $400,000 note payable to Scott Goldsmith, the Company’s former President. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act.

On December 31, 2009, pursuant to a Stock Purchase Agreement, dated December 31, 2009 (the “December Purchase Agreement”), the Company issued a warrant (the “December Warrant”) to Paragon to purchase 75,000,000 shares of the Company’s common stock at an exercise price equal to $0.005 per share for an aggregate purchase price equal to $75,000.  The December Warrant is exercisable from the date of issuance until 12:00 a.m. on the third year anniversary date of the date that the December Warrant was issued or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.  Paragon is a controlling stockholder of the Company and our sole officer and director is the managing member of Paragon’s General Partner. The Company issued the December Warrant pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.  The descriptions of the December Purchase Agreement and December Warrant are intended to be a summary and are qualified in their entirety by the terms and conditions of the December Purchase Agreement and December Warrant, filed as Exhibits 10.1 and 4.2, respectively, to the Company’s Form 8-K filed on January 6, 2010 and incorporated herein by reference.

On March 8, 2010, the Company, Paragon and Scott Goldsmith entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith, of a warrant issued to Paragon on April 30, 2008 (originally due April 30, 2010) (the “April 30, 2008 Warrant”) to buy 10,000,000 shares of Company common stock with an exercise price of $0.01; 2) the Company extended the April 30, 2008 Warrant maturity date from April 30, 2010 to April 30, 2012, pursuant to a warrant extension agreement (the “Warrant Extension Agreement”); and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008. The descriptions of the Agreement and the Warrant Extension Agreement are intended to be a summary and are qualified in their entirety by the terms and conditions of the Agreement and the Warrant Extension Agreement, filed as Exhibit 10.1 and 10.2, to the Company’s Form 10-Q filed on March 12, 2010 and incorporated herein by reference.

    Pursuant to a Securities Purchase Agreement, dated June 4, 2010 ("June Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant to purchase up to an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.005 per share. The warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The descriptions of the June Purchase Agreement and related warrant are intended to be a summary only and are qualified in their entirety by the terms of the warrant and June Purchase Agreement attached as Exhibits 4.1 and 10.1 to this Form 10-K and incorporated herein by this reference.

Director Independence:

Our Common Stock is currently quoted on the OTCQB which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Alan Donenfeld is not independent.

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

2010	$ 16,500	Conner & Associates, PC
2009	$ 10,000	Conner & Associates, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$ 0	Conner & Associates, PC
2009	$ 0	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$ 0	Conner & Associates, PC
2009	$ 0	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$ 0	Conner & Associates, PC
2009	$ 0	Conner & Associates, PC

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

_____________________
* Page F-1 follows page 18 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Certificate of Amendment to the Company's Certificate of Incorporation filed on May 10, 2007

* 3.2	Bylaws

4.1	Warrant issued to Paragon on June 4, 2010.

10.1	Securities Purchase Agreement, dated June 4, 2010, by and between the Company and Paragon.

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2010.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company's registration statement on Form 10-KSB, as filed with the Securities and Exchange
Commission on July 31, 2002 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: August 5, 2010	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President, CEO and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	August 5, 2010
Alan P. Donenfeld	(Principal Executive, Principal Financial Officer and Principal Accounting Officer)