Form 10-Q
period 2010-07-31
PREVENTION INSURANCE COM INC
filed 2010-09-09
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 9, 2010, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.
PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	July 31, 2010	April 30, 2010
	(Unaudited)	(Audited)
Current assets
Cash	$8,224	$4,060

Total current assets	8,224	4,060

Total assets	$8,224	$4,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$11,069	$21,911
Total current liabilities	11,069	21,911

Total liabilities	$11,069	$21,911

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;
zero shares issued
Preferred stock, par value $0.01; 2,000,000 shares authorized;
zero shares issued
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares issued and outstanding	994,730	994,730
Additional paid in capital	3,214,226	3,194,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,158,847)	(4,153,853)
Total stockholders’ equity (deficit)	(2,845)	(17,851)

Total liabilities and stockholders’ equity (deficit)	$8,224	$4,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended
	July 31,
	2010	2009
	(unaudited)	(unaudited)

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses
General and administrative	4,994	7,694
Total operating expenses	4,994	7,694

Income (loss) from operations	(4,994)	(7,694)

Provision for income taxes	-	-

Net income (loss)	$(4,994)	$(7,694)

Earnings per common shares – basic and dilutive:
Net income (loss)	$ Nil	$ Nil

Weighted average common shares outstanding
Basic and dilutive	99,472,933	97,872,933

Nil = < $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the three months ended
	July 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,994)	$(7,694)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(10,842)	(2,350)
Net cash flows (used in) operating activities	(15,836)	(10,044)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	20,000	15,000
Net cash flows provided by financing activities	20,000	15,000

Net change in cash	4,164	4,956

Cash and cash equivalents, beginning of period	4,060	4,253

Cash and cash equivalents, end of period	$8,224	$9,209

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
NOTES TO UNAUDITED
INTERIM FINANCIAL STATEMENTS
July 31, 2010

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

As of July 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 as filed with the SEC on August 6, 2010.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of July 31, 2010, there were no cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and accounts payable approximate the carrying amounts of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended July 31, 2010 and 2009 were 99,472,933 and 97,872,933, respectively.

Revenue Recognition

For the three months ended July 31, 2010 and 2009, the Company did not realize any revenue.

Stock Based Compensation

As of July 31, 2010, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the three months ended July 31, 2010 and 2009, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of July 31, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of July 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 2.     STOCKHOLDERS’ EQUITY

As of July 31, 2010 and 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the three months ended July 31, 2010

During the three months ended July 31, 2010, the Company did not issue any shares of common or preferred stock.

For the three months ended July 31, 2009

During the three months ended July 31, 2009, the Company did not issue any shares of common or preferred stock.

Warrants

As of July 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 155,000,000 common shares of the Company. The $165,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of July 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $795,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their warrants.

NOTE 3.     RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2010

During the three months ended July 31, 2010, the Company issued warrants to purchase 20,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $20,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the three months ended July 31, 2009

During the three months ended July 31, 2009, the Company issued warrants to purchase 15,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $15,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

NOTE 4.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2010, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the three months ended July 31, 2010 and 2009, the rent expense was zero.

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

NOTE 5.      INCOME TAXES

As of July 31, 2010, the Company had a federal net operating loss carryforward of approximately $263,828, which expires through 2030. This carryforward may be limited in the future upon change in control of the Company and in accordance with the provisions under Internal Revenue Code Section 381.

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

Reconciliation between the statutory rates and the effective tax rates are as follows:

	July 31, 2010	July 31, 2009

Federal and state statutory tax rates	40.0%	40.0%
Change in valuation allowance	-40.0%	-40.0%
Effective tax rate	0.0%	0.0%

Upon adoption of ASC 740 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of July 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740. No tax benefit has been reported in connection with the net operating loss carry forwards in the interim financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2031subject to change in control provisions under the Internal Revenue Code.

The Company files income tax returns in the United States. The 2008 - 2010 U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 6.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the three months ended July 31, 2010

During the three months ended July 31, 2010, the Company issued warrants to purchase 20,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $20,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the three months ended July 31, 2009

During the three months ended July 31, 2009, the Company issued warrants to purchase 15,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $15,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

There were no other options granted or exercised by the directors and executive officers outstanding as of July 31, 2010.

The following is a schedule of the activity relating to the Company's warrants.

	For the three months ended		For the three months ended
	July 31, 2010		July 31, 2009
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants outstanding and exercisable -
beginning of period	145,000,000	$0.006	55,000,000	$0.008

Warrants granted:
June 4, 2010	20,000,000	$0.005
May 29, 2009			15,000,000	$0.005

Warrants outstanding and exercisable -	165,000,000	$0.005	70,000,000	$0.006
end of period

Weighted average fair value of warrants
granted end of period	$895,000		$440,000

The following table summarizes information about the Company's common stock warrants outstanding as of July 31, 2010.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.005	165,000,000	3 years	$0.005

As of July 31, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 164,472,933 common shares.

As of July 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 155,000,000 common shares of the Company.

As of July 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $795,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-Ks as filed with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP will not exercise any of their 155,000,000 warrants.  Pursuant to the agreement with Mr. Goldsmith effective March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds was extended to April 2012.

NOTE 7.     GOING CONCERN

As of July 31, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of July 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

For the three months ended July 31, 2010, the Company reported a net loss of $4,994 and has reported an accumulated deficit of $4,158,847.

NOTE 8.     SUBSEQUENT EVENTS

As of September 9, 2010, the date the financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended  July 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Liquidity and Capital Resources

   As of July 31, 2010, the Company had assets equal to $8,224, comprised exclusively of cash.  This compares with assets of $4,060, comprised exclusively of cash, as of April 30, 2010.  The Company’s current liabilities as of July 31, 2010 totaled $11,069 comprised exclusively of accounts payable.  This compares with total current liabilities of $21,911 comprised exclusively accounts payable as of April 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2010 and 2009.

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009
Net Cash (Used in) Operating Activities	$(15,836)	$(10,044)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$15,000
Net Increase in Cash and Cash Equivalents	$4,164	$4,956

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended July 31, 2010 and 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2010, the Company had a net loss of $4,994 comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three months ended July 31, 2009, the Company had a net loss of $7,694 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2010, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

 PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Pursuant to a Securities Purchase Agreement, dated June 4, 2010 ("June Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant to purchase up to an aggregate of 20,000,000 shares of Common Stock at an exercise price of $0.005 per share. The warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The descriptions of the June Purchase Agreement and related warrant are intended to be a summary only and are qualified in their entirety by the terms of the warrant and June Purchase Agreement attached as Exhibits 4.1 and 10.1 to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by this reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

 Item 6. Exhibits.

Exhibit	Description
3.1*	Certificate of Incorporation, as amended.

3.2**	Bylaws

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended July 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended July 31, 2010.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *   Filed as an exhibit to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by reference.
**   Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: September 9, 2010	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)