Form 10-Q
period 2010-10-31
PREVENTION INSURANCE COM INC
filed 2010-12-10
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 10, 2010, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	October 31, 2010	April 30, 2010
	(Unaudited)	(Audited)
Current assets
Cash	$-	$4,060

Total current assets	-	4,060

Total assets	$-	$4,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Book overdraft	$598	$-
Accounts payable	5,950	21,911
Total current liabilities	6,548	21,911

Total liabilities	$6,548	$21,911

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;
zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares issued and outstanding	994,730	994,730
Additional paid in capital	3,214,226	3,194,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,162,550)	(4,153,853)
Total stockholders' equity (deficit)	(6,548)	(17,851)

Total liabilities and stockholders' equity (deficit)	$-	$4,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	October 31,		October 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	3,704	3,250	8,697	10,944
Total operating expenses	3,704	3,250	8,697	10,944

Income (loss) from operations	(3,704)	(3,250)	(8,697)	(10,944)

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,704)	$(3,250)	$(8,697)	$(10,944)

Earnings per common shares - basic and dilutive:
Net income (loss)	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average common shares outstanding
Basic and dilutive	99,472,933	98,044,976	99,472,933	97,950,019

Nil = <$.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the six months ended
	October 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,697)	$(10,944)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Book overdraft	598	-
Accounts payable	(15,961)	(4,714)
Net cash flows (used in) operating activities	(24,060)	(15,658)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	20,000	15,000
Net cash flows provided by financing activities	20,000	15,000

Net change in cash	(4,060)	(658)

Cash and cash equivalents, beginning of period	4,060	4,253

Cash and cash equivalents, end of period	$-	$3,595

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2010

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

As of October 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents

As of October 31, 2010, the Company maintains cash balances in a non-interest bearing account that does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of October 31, 2010, there were no cash equivalents.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended October 31, 2010 and 2009 were 99,472,933 and 98,044,976, respectively.

Revenue Recognition

For the six months ended October 31, 2010 and 2009, the Company did not realize any revenue.

Stock Based Compensation

As of October 31, 2010, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the six months ended October 31, 2010 and 2009, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of October 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 2.     STOCKHOLDERS’ EQUITY

As of October 31, 2010 and 2009, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the six months ended October 31, 2010

During the six months ended October 31, 2010, the Company did not issue any shares of common or preferred stock.

For the six months ended October 31, 2009

On September 22, 2009, the Company issued 1,600,000 shares of restricted common stock as payment for the $400,000 note payable to Mr. Goldsmith. As of October 31, 2009, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity. The difference between the carrying value of the note payable and the fair value of the restricted common stock issued was recognized as an adjustment to additional paid-in capital.

During the six months ended October 31, 2009, the Company did not issue any shares of preferred stock.

Warrants

As of October 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 155,000,000 common shares of the Company. The $165,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of October 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $795,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP has agreed not to exercise any of their warrants.

NOTE 3.     RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2010

During the six months ended October 31, 2010, the Company issued warrants to purchase 20,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $20,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

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

NOTE 4.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2010, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the six months ended October 31, 2010 and 2009, the rent expense was zero.

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

NOTE 5.      INCOME TAXES

As of October 31, 2010, the Company had a federal net operating loss carryforward of approximately $267,531, which expires through 2030. This carryforward may be limited in the future upon change in control of the Company and in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2010, and recorded a full valuation allowance.

As of October 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero. The Company has not accrued any additional interest or penalties.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Reconciliation between the statutory rates and the effective tax rates are as follows:

	October 31, 2010	October 31, 2009

Federal and state statutory tax rates	40.0%	40.0%
Change in valuation allowance	-40.0%	-40.0%
Effective tax rate	0.0%	0.0%

Upon adoption of ASC 740 as of May 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of October 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740. No tax benefit has been reported in connection with the net operating loss carry forwards in the interim financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused.

Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2031 subject to change in control provisions under the Internal Revenue Code.

The Company files income tax returns in the United States. The 2008 - 2010 U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 6.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the six months ended October 31, 2010

During the six months ended October 31, 2010, the Company issued warrants to purchase 20,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $20,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

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

There were no other options granted or exercised by the directors and executive officers outstanding as of October 31, 2010.

The following is a schedule of the activity relating to the Company's warrants.

	For the six months ended		For the six months ended
	October 31, 2010		October 31, 2009
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding and exercisable - beginning of period	145,000,000	$0.006	55,000,000	$0.008

Warrants granted:
June 4, 2010	20,000,000	$0.005
May 29, 2009			15,000,000	$0.005

Warrants outstanding and exercisable - end of period	165,000,000	$0.005	70,000,000	$0.006

Weighted average fair value of warrants granted end of period	$895,000		$440,000

The following table summarizes information about the Company's common stock warrants outstanding as of October 31, 2010.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.005	165,000,000	3 years	$0.005

As of October 31, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 164,472,933 common shares.

As of October 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 155,000,000 common shares of the Company.

As of October 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $795,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-Ks as filed with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP has agreed  not to exercise any of their 155,000,000 warrants.  Pursuant to the agreement with Mr. Goldsmith effective March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds was extended to April 2012.

NOTE 7.     GOING CONCERN

As of October 31, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of October 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the six months ended October 31, 2010, the Company reported a net loss of $8,697 and as of October 31, 2010 has reported an accumulated deficit of $4,162,550.

NOTE 8.     SUBSEQUENT EVENTS

As of December 8, 2010, the date the financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the six months ended  October 31, 2010.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Liquidity and Capital Resources

   As of October 31, 2010, the Company had no assets.  This compares with assets of $4,060, comprised exclusively of cash, as of April 30, 2010.  The Company’s current liabilities as of October 31, 2010 totaled $6,548 comprised exclusively of accounts payable.  This compares with total current liabilities of $21,911 comprised exclusively of accounts payable as of April 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended October 31, 2010 and 2009.

	Six Months Ended October 31, 2010	Six Months Ended October 31, 2009
Net Cash (Used in) Operating Activities	$(24,060)	$(15,658)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$15,000
Net Change in Cash and Cash Equivalents	$(4,060)	$(658)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended October 31, 2010 and 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended October 31, 2010, the Company had a net loss of $3,704, and $8,697, respectively, comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three and six months ended October 31, 2009, the Company had a net loss of $3,250 and $10,944, respectively, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2010, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On November 4, 2010, pursuant to a Securities Purchase Agreement, dated November 4, 2010, Prevention Insurance.com, a Nevada corporation (the “Company”), issued a warrant (the “Warrant”) to purchase up to 20,000,000 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), to Paragon Capital LP, a Delaware limited partnership (“Paragon”) for an aggregate purchase price equal to $20,000.00.  The Warrant is exercisable at an exercise price equal to $0.005 per share and expires three years from the date of issuance of the Warrant, or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.  The descriptions of the Securities Purchase Agreement and Warrant, herein, are intended only to be a summary and are qualified in their entirety by the terms and conditions of the Securities Purchase Agreement and Warrant filed as Exhibit 10.1 and Exhibit 4.1, respectively, to the Company’s Form 8-K filed on November 8, 2010 and incorporated herein by this reference.

The Company issued the Warrant without registration under the Securities Act of 1933, as amended (the “Securities Act”), by the exemption from registration afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

 Item 6. Exhibits.

Exhibit	Description
* 3.1	Certificate of Incorporation, as amended.

** 3.2	Bylaws

*** 4.1	Warrant, dated November 4, 2010 issued to Paragon Capital LP

*** 10.1	Securities Purchase Agreement by and between the Company and Paragon Capital LP, dated November

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended October 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended October 31, 2010.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed as an exhibit to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by reference.
**   Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
***   Filed as an exhibit to the Company Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 2010	PREVENTION INSURANCE.COM
/s/ Alan P. Donenfeld
Alan P. Donenfeld Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)