Form 10-Q
period 2011-01-31
PREVENTION INSURANCE COM INC
filed 2011-03-11
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-32389

PREVENTION INSURANCE.COM
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0126444
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Paragon Capital LP 110 East 59th Street, 22nd Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 593-1600
 (Registrant’s Telephone Number, Including Area Code)

N/A
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 11, 2011, there were 99,472,933 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	January 31, 2011	April 30, 2010
	(Unaudited)	(Audited)
Current assets
Cash	$4,716	$4,060

Total current assets	4,716	4,060

Total assets	$4,716	$4,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,200	$21,911
Total current liabilities	5,200	21,911

Total liabilities	$5,200	$21,911

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.001; 8,000,000 shares authorized;
zero shares issued	-	-
Preferred stock, par value $0.01; 2,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
99,472,933 shares issued and outstanding	994,730	994,730
Additional paid in capital	3,234,226	3,194,226
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,176,486)	(4,153,853)
Total stockholders' equity (deficit)	(484)	(17,851)

Total liabilities and stockholders' equity (deficit)	$4,716	$4,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	13,936	3,599	22,633	14,543
Total operating expenses	13,936	3,599	22,633	14,543

Income (loss) from operations	(13,936)	(3,599)	(22,633)	(14,543)

Provision for income taxes	-	-	-	-

Net income (loss)	$(13,936)	$(3,599)	$(22,633)	$(14,543)

Earnings per common shares - basic and dilutive:
Net income (loss)	$Nil	$Nil	$Nil	$Nil

Weighted average common shares outstanding
Basic and dilutive	99,472,933	99,472,933	99,472,933	98,240,348

Nil = <$.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the nine months ended
	January 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(22,633)	$(14,543)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(16,711)	(5,329)
Net cash flows (used in) operating activities	(39,344)	(19,872)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	40,000	90,000
Net cash flows provided by financing activities	40,000	90,000

Net change in cash	656	70,128

Cash and cash equivalents, beginning of period	4,060	4,253

Cash and cash equivalents, end of period	$4,716	$74,381

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these financial statements.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2011

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

As of January 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents

As of January 31, 2011, the Company maintains cash balances in a non-interest bearing account that does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of January 31, 2011, there were no cash equivalents.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended January 31, 2011 and 2010 were 99,472,933 and 99,472,933, respectively.

Revenue Recognition

For the nine months ended January 31, 2011 and 2010, the Company did not realize any revenue.

Stock Based Compensation

As of January 31, 2011, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the nine months ended January 31, 2011 and 2010, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of January 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.     STOCKHOLDERS’ EQUITY

As of January 31, 2011 and 2010, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.01 and 2,000,000 shares of preferred stock with a par value of $0.01 and 8,000,000 shares of preferred stock with a par value of $0.001.

For the nine months ended January 31, 2011

During the nine months ended January 31, 2011, the Company did not issue any shares of common or preferred stock.

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

Warrants

As of January 31, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 175,000,000 common shares of the Company. The $185,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of January 31, 2011, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $975,000, except for a cashless exercise right.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP has agreed not to exercise any of their warrants.

NOTE 3.     RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2011

During the nine months ended January 31, 2011, the Company issued warrants to purchase 40,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $40,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the nine months ended January 31, 2010

During the nine months ended January 31, 2010, the Company issued warrants to purchase 90,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

NOTE 4.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of January 31, 2011, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the nine months ended January 31, 2011 and 2010, the rent expense was zero.

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

On March 8, 2010, the Company, Paragon Capital LP and Mr. Goldsmith entered into an agreement whereby the Company paid Mr. Goldsmith $65,000. Paragon Capital LP transferred to Mr. Goldsmith its warrant issued April 30, 2008 which was due April 30, 2010 to buy 10,000,000 shares of common stock with an exercise price of $.01. This new agreement relinquishes Paragon Capital LP’s requirement to issue 4,000,000 warrants to Mr. Goldsmith. The Company extended the warrant maturity date by two years from April 30, 2010 to April 30, 2012. In September 2009, the Company issued 1,600,000 shares of restricted common stock to Mr. Goldsmith as payment for the $400,000 note payable. Mr. Goldsmith’s 1,600,000 shares of restricted common stock are subject to adjustment from stock splits.

NOTE 5.      INCOME TAXES

As of January 31, 2011, the Company had a federal net operating loss carryforward of approximately $281,467, which expires through 2030. This carryforward may be limited in the future upon change in control of the Company and in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, management of the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management of the Company considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management of the Company determined it was more likely than not the deferred tax assets would not be realized as of January 31, 2011, and recorded a full valuation allowance.

As of January 31, 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero. The Company has not accrued any additional interest or penalties.  No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Reconciliation between the statutory rates and the effective tax rates are as follows:

	January 31, 2011	January 31, 2010

Federal and state statutory tax rates	40.0%	40.0%
Change in valuation allowance	-40.0%	-40.0%
Effective tax rate	0.0%	0.0%

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

For the nine months ended January 31, 2011

During the nine months ended January 31, 2011, the Company issued warrants to purchase 40,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $40,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

For the nine months ended January 31, 2010

During the nine months ended January 31, 2010, the Company issued warrants to purchase 90,000,000 shares of the Company’s common stock at a weighted average exercise price of $0.005. Paragon Capital LP paid $90,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

There were no other options granted or exercised by the directors and executive officers outstanding as of January 31, 2010.

The following is a schedule of the activity relating to the Company's warrants.

	For the nine months ended		For the nine months ended
	January 31, 2011		January 31, 2010
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants outstanding and exercisable -
beginning of period	145,000,000	$0.006	55,000,000	$0.008

Warrants granted:
November 4, 2010	20,000,000	$0.005
June 4, 2010	20,000,000	0.005
May 29, 2009			15,000,000	$0.005
December 31, 2009			75,000,000	0.005

Warrants outstanding and exercisable -	185,000,000	$0.005	145,000,000	$0.006
end of period

Weighted average fair value of warrants
granted end of period	$1,075,000		$875,000

The following table summarizes information about the Company's common stock warrants outstanding as of January 31, 2011.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.005 - 0.01	$0.005	185,000,000	3 years	$0.005

As of January 31, 2011, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 184,472,933 common shares.

As of January 31, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 175,000,000 common shares of the Company.

As of January 31, 2011, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $975,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements as filed as attachments to Form 8-Ks as filed with the SEC.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Donenfeld and Paragon Capital LP has agreed not to exercise any of their 175,000,000 warrants.  Pursuant to the agreement with Mr. Goldsmith effective March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds was extended to April 2012.

NOTE 7.     GOING CONCERN

As of January 31, 2011, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of January 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the nine months ended January 31, 2011, the Company reported a net loss of $22,633 and as of January 31, 2011 has reported an accumulated deficit of $4,176,486.

NOTE 8.     SUBSEQUENT EVENTS

Effective January 31, 2011, the Company’s Board of Directors and the consenting shareholders approved a one for one hundred reverse split of the Corporation’s shares of Common Stock and a change in the par value of the Company’s authorized common stock and preferred stock of the Company to $0.0001.

This reverse split will result in a 99.0% reduction of the Company’s outstanding shares of common stock from 99,472,933 to approximately 994,729.

On February 23, 2011 the Company filed a Schedule 14C, which was amended on March 10, 2011 to clarify that the Company’s 185,000,000 warrants to purchase common stock of the Company will be proportionately reduced as a result of the reverse stock split.

As of March 11, 2011, the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the nine months ended  January 31, 2011.

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

Our officers and directors have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

   As of January 31, 2011, the Company had assets of $4,716, comprised exclusively of cash.  This compares with assets of $4,060, comprised exclusively of cash, as of April 30, 2010.  The Company’s current liabilities as of January 31, 2011 totaled $5,200, comprised exclusively of accounts payable.  This compares with total current liabilities of $21,911, comprised exclusively of accounts payable, as of April 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2011 and 2010.

	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010
Net Cash (Used in) Operating Activities	$(39,344)	$(19,872)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$40,000	$90,000
Net Change in Cash and Cash Equivalents	$656	$70,128

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the nine months ended January 31, 2011 and 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended January 31, 2011, the Company had a net loss of $13,936, and $22,633, respectively, comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three and nine months ended January 31, 2010, the Company had a net loss of $3,599 and $14,543 respectively, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of January 31, 2011, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

 Item 6. Exhibits.

Exhibit	Description
* 3.1	Certificate of Incorporation, as amended.

** 3.2	Bylaws

*** 4.1	Warrant, dated November 4, 2010 issued to Paragon Capital LP

*** 10.1	Securities Purchase Agreement by and between the Company and Paragon Capital LP, dated November 2, 2010

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended January 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended January 31, 2011.

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

Dated: March 11, 2011	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer) (Principal Financial/Accounting Officer)