Form 10-K
period 2011-04-30
PREVENTION INSURANCE COM INC
filed 2011-07-27
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2011

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

Common Stock, $0.0001 par value per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the Issuer’s most recently completed fiscal year April 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $351,022.50.

As of July 27, 2011, there were 995,074 shares of Common Stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

CERTIFICATIONS

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

In 2005, the Company added a second line of business focused on the development of ATM machine sale operations.  On December 28, 2007, the Company entered into a letter agreement (the “Letter Agreement”), with Paragon Capital LP (“Paragon”) and Scott Goldsmith, which after the satisfaction of the terms of the Letter Agreement, would result in a change in control of the Company.  In connection with the terms of the Letter Agreement, the Company and Paragon entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which Paragon purchased an aggregate of 71,428,571 shares of the Company’s common stock, par value $0.01 per share (the “Old Common Stock”) for an aggregate purchase price equal to $250,000. As provided pursuant to the terms of the Purchase Agreement, our current sole officer and director, Alan P. Donenfeld, was elected to the Board of Directors of the Company and appointed to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.

On February 5, 2008, in connection with the transactions contemplated by the Letter Agreement,  Mr. Goldsmith,  Paragon and the Company signed an agreement and release (the “Release”), which provided for, among other items, (a) cancellation of 1,000,000 shares of the Company’s preferred stock, par value $0.01 per share (the “Old Preferred Stock”), issued in the name of Mr. Goldsmith, (b) cancellation of warrants to purchase up to 2,000,000 shares of the Company’s Old Common Stock, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith, upon certain events happening such as a reverse merger with a private company, of $400,000 or 1,600,000 shares of the Old Common Stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merger.

On September 22, 2009, the Company issued 1,600,000 shares of its Old Common Stock to Scott Goldsmith in satisfaction of the $400,000 payment required pursuant to the Release.

On March 8, 2010, the Company, Paragon and Scott Goldsmith entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith of a warrant, issued to Paragon on April 30, 2008 (originally due April 30, 2010) (the “April 30, 2008 Warrant”), to purchase 10,000,000 shares of the Company’s Old Common Stock at an exercise price of $0.01 per share; 2) the Company extended the maturity date of the April 30, 2008 Warrant from April 30, 2010 to April 30, 2012, pursuant to a warrant extension agreement; and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008.

On April 27, 2011, the Company amended its articles of incorporation to (1) effect a one for one hundred (1:100) reverse stock split of its Old Common Stock (the “Reverse Split”) and (2) change the par value of the capital stock of the Company such that the Company has 100,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”) authorized.

As a result of the Reverse Split, each one hundred (100) shares of Old Common Stock of the Company issued and outstanding or held as unissued immediately prior to the Reverse Split was automatically without any action on the part of the holder thereof, reclassified and changed into one (1) share of Common Stock. Upon the conversion of the Old Common Stock, any fractional shares were disregarded and rounded up to the nearest whole number of shares of Common Stock. In addition, the total number of issued and outstanding warrants of the Company and the related exercise prices were adjusted in accordance with the Reverse Split ratio.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock or in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

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

(f) The extent to which the business opportunity can be advanced; and

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We fully anticipated that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholder, Paragon, or certain of its affiliates may introduce a business combination target to us.  Alan Donenfeld, our sole officer and director, is also the managing member of the General Partner of Paragon.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

            Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and is employed on a full-time basis by Paragon.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our current administrative office is located at; c/o Paragon Capital LP 110 East 59th Street, 22nd Floor, New York, NY 10022.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge and management of the Company determined it to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of July 27, 2011 there were 995,074 shares of Common Stock issued and outstanding, and there are approximately 467 holders of record of the Common Stock.

Preferred Stock:

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On June 4, 2010, pursuant to a Securities Purchase Agreement, dated June 4, 2010 (the "June Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant (the “June Warrant”) to purchase up to an aggregate of 20,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share as adjusted to account for the Reverse Split effective April 27, 2011.

The June Warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The descriptions of the June Purchase Agreement and the June Warrant are intended to be a summary only and are qualified in their entirety by the terms of the June Purchase Agreement and June Warrant attached as Exhibits 10.1 and 4.1 to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by this reference.

On November 4, 2010, pursuant to a Securities Purchase Agreement, dated November 4, 2010 (the "November  Purchase Agreement"), in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon a warrant (the “November Warrant”) to purchase up to an aggregate of 20,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share as adjusted to account for the Reverse Split effective April 27, 2011.

The November Warrant expires three years from the date of issuance of the warrant, or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day.   The descriptions of the November Purchase Agreement and the November Warrant are intended to be a summary only and are qualified in their entirety by the terms and conditions of the November Purchase Agreement and November Warrant filed as Exhibits 10.1 and 4.1, respectively, to the Company’s Form 8-K filed on November 8, 2010 and incorporated herein by this reference.

             The Company issued the June Warrant and November Warrant without registration under the Securities Act of 1933, as amended (the “Securities Act”), by the exemption from registration afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances did not involve a public offering of securities.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,899 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not entered into any agreements with any party regarding a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be our majority shareholder, Paragon, or certain of its affiliates.  Alan Donenfeld, our sole officer and director is also the managing member of the General Partner of Paragon. There is currently no signed agreement or preliminary agreements or understandings between us and Paragon. Any finders fees paid to Paragon will be comparable with unaffiliated third party fees.

Liquidity and Capital Resources

As of April 30, 2011, the Company had assets equal to $7,808, comprised exclusively of cash. This compares with assets of $4,060, comprised exclusively of cash, as of April 30, 2010.  The Company’s current liabilities as of April 30, 2011 totaled $30,950 comprised of $10,950 of accounts payable and $20,000 due to a related party.  This compares with total liabilities of $21,911 comprised exclusively of accounts payable, as of April 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

As of April 30, 2011, the Company received an aggregate of $20,000 from Paragon to pay for fees and expenses. There is no written agreement in effect with respect to the repayment of such advances.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2011 and 2010.

	Fiscal Year Ended April 30, 2011	Fiscal Year Ended April 30, 2010
Net Cash (Used in) Operating Activities	$(56,252)	$(90,193)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$60,000	$90,000
Net Increase (Decrease) in Cash and Cash Equivalents	$3,748	$(193)

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

As of and for the two year period ended April 30, 2011, our auditors have issued a going concern opinion on our financial statements.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2011 and 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2011, the Company had a net loss of $45,291 comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prevention Insurance.com
New York, New York

We have audited the accompanying balance sheets of Prevention Insurance.com (“the Company”) as of April 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 & Note 7 to the financial statements, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company realized a net loss of $45,291 for the year ended April 30, 2011 along with an accumulated deficit of $4,199,144 as of April 30, 2011. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
27 July 2011

PREVENTION INSURANCE.COM
BALANCE SHEETS

	April 30, 2011	April 30, 2010
ASSETS

Current assets
Cash	$7,808	$4,060

Total current assets	7,808	4,060

Total assets	$7,808	$4,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$10,950	$21,911
Due to related party	20,000	-
Total current liabilities	30,950	21,911

Total liabilities	$30,950	$21,911

Commitments and contingencies

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 995,074 shares issued and outstanding	100	100
Additional paid in capital	4,228,856	4,188,856
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,199,144)	(4,153,853)
Total stockholders' equity (deficit)	(23,142)	(17,851)

Total liabilities and stockholders' equity (deficit)	$7,808	$4,060

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2011	2010

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	45,291	103,350

Total operating expenses	45,291	103,350

Loss from operations	(45,291)	(103,350)

Provision (benefit) for income taxes	-	-

Net loss	$(45,291)	$(103,350)

Loss per common shares - basic and dilutive	$(0.05)	$(0.11)

Weighted average common shares outstanding Basic and dilutive	994,729	979,763

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid -In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2009	-	-	978,729	98	3,698,858	(52,954)	(4,050,503)	(404,501)

Issuance of warrants for cash to shareholder	-	-	-	-	90,000	-	-	90,000
Stock issued for conversion of note	-	-	16,000	2	399,998	-	-	400,000
Net loss		-	-	-	-	-	(103,350)	(103,350)

Balance, April 30, 2010	-	-	994,729	100	4,188,856	(52,954)	(4,153,853)	(17,851)

Issuance of warrants for cash to shareholder	-	-	-	-	40,000	-	-	40,000
Common stock - rounding of fractional shares due to reverse stock split			345	-	-	-	-	-
Net loss	-	-	-	-	-	-	(45,291)	(45,291)

Balance, April 30, 2011	-	-	995,074	100	4,228,856	(52,954)	(4,199,144)	(23,142)

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(45,291)	$(103,350)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(10,961)	13,157
Net cash flows (used in) operating activities	(56,252)	(90,193)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related party	20,000	-
Proceeds from issuance of warrants	40,000	90,000
Net cash flows provided by financing activities	60,000	90,000

Net change in cash	3,748	(193)

Cash and cash equivalents, beginning of year	4,060	4,253

Cash and cash equivalents, end of year	$7,808	$4,060

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash financing activities:
September 2009: Conversion of $400,000 note payable for 16,000 restricted common stock (post reverse stock split)

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

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

As of April 30, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of April 30, 2011, there were no cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The basic and dilutive earnings per common share calculations reflect the effect of the reverse stock split and have been adjusted retroactively as of April 30, 2009 and as of and for the year ended April 30, 2010.  See Note No. 2.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended April 30, 2011 and 2010 were 994,729 and 979,763, respectively, as adjusted for the reverse stock split effective April 27, 2011.

Revenue Recognition

For the years ended April 30, 2011 and 2010, the Company did not realize any revenue.

Stock Based Compensation

As of April 30, 2011, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the years ended April 30, 2011 and 2010, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Uncertain Tax Positions

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements

Recently Issued Accounting Pronouncements

As of April 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.  STOCKHOLDERS’ EQUITY

Reverse stock split

Effective April 27, 2011, the Company authorized a (1:100) reverse stock split and a change in par value to $0.0001 per common share.  In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

The basic and dilutive earnings per common share calculations reflect the effect of the reverse stock split and have been adjusted retroactively for the year ended April 30, 2010 along with the balances as of April 30, 2009 that are reflected in the accompanying Statement of Changes in Stockholders’ Equity (Deficit).

The earnings (loss) per share calculation for the year ended April 30, 2010 changed from ($.001) to ($0.11) per common share.

As of April 30, 2011 and 2010, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the year ended April 30, 2011

During the year ended April 30, 2011, the Company did not issue any shares of common or preferred stock.

For the year ended April 30, 2010

On September 22, 2009, the Company issued 16,000 shares of restricted common stock, as adjusted for the reverse stock split effective April 27, 2011, as payment for the $400,000 note payable to Mr. Goldsmith. As of April 30, 2010, this transaction is being reflected on the Company’s balance sheet as a reclassification from a current liability to equity.

During the year ended April 30, 2010, the Company did not issue any shares of preferred stock.

Warrants

For the year ended April 30, 2011

As of April 30, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 1,750,000 common shares of the Company as adjusted for the reverse stock split effective April 27, 2011. The $185,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of April 30, 2011, if Mr. Donenfeld and Paragon Capital LP exercised the warrants that have been granted, they would be required to pay $975,000, except for a cashless exercise right, as adjusted for the reverse stock split effective April 27, 2011.

For the year ended April 30, 2010

As of April 30, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 1,450,000 common shares of the Company as adjusted for the reverse stock split effective April 27, 2011. The $145,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of April 30, 2010, if Mr. Donenfeld and Paragon Capital LP exercised the warrants that have been granted, they would be required to pay $775,000, except for a cashless exercise right, as adjusted for the reverse stock split effective April 27, 2011.

NOTE 3. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2011, the Company had a $20,000 demand note payable with no formal repayment terms to Paragon Capital LP.

Warrants

During the years ended April 30, 2011 and 2010, the Company received proceeds from the issuance of warrants to purchase common stock of the Company of $40,000 and $90,000, respectively.

For the year ended April 30, 2011

During the year ended April 30, 2011, the Company issued warrants for proceeds of $40,000 to purchase 400,000 shares of the Company’s common stock at a weighted average exercise price of $0.50, post-reverse split effective April 27, 2011.

For the year ended April 30, 2010

During the year ended April 30, 2010, the Company issued warrants for proceeds of $90,000 to purchase 900,000 shares of the Company’s common stock at a weighted average exercise price of $0.50, post-reverse split effective April 27, 2011

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2011, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the year ended April 30, 2011 and 2010, the rent expense was zero.

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

As of April 30, 2011, the Company does not anticipate any additional liability related to the conveyance of Quick Pay.

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

On March 8, 2010, the Company, Paragon Capital LP and Mr. Goldsmith entered into an agreement whereby the Company paid Mr. Goldsmith $65,000. Paragon Capital LP transferred to Mr. Goldsmith its warrant issued April 30, 2008 which was due April 30, 2010 to buy 100,000 shares of common stock with an exercise price of $1.00, as adjusted for the reverse stock split effective April 27, 2011. This agreement relinquished Paragon Capital LP’s requirement to issue 40,000 warrants as adjusted for the reverse stock split effective April 27, 2011) to Mr. Goldsmith. The Company extended the warrant’s maturity date from April 30, 2010 to April 30, 2012.

In September 2009, the Company issued 16,000 shares of restricted common stock as adjusted for the reverse stock split effective April 27, 2011 to Mr. Goldsmith as payment for the $400,000 note payable.

NOTE 5. INCOME TAXES

As of April 30, 2011, the Company had a federal net operating loss carryforward of $748,315, which expires through 2031. This carryforward is limited due to the change in control that took place in the year ended April 30, 2008 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

As of April 30, 2011, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. Federal Statutory Tax rates:

	Year Ended April 30,
	2011	2010

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	-40%	-40%
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions

As of April 30, 2011 and 2010, the total amount of gross unrecognized tax benefits and gross interest and penalties were zero.

NOTE 6.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the year ended April 30, 2011

During the year ended April 30, 2011, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at a weighted average exercise price of $0.50. Paragon Capital LP paid $40,000 to purchase these warrants.

For the year ended April 30, 2010

During the year ended April 30, 2010, the Company issued warrants to purchase 900,000 shares of the Company’s common stock at a weighted average exercise price of $0.50. Paragon Capital LP paid $90,000 to purchase these warrants.

The following is a schedule of the activity relating to the Company's warrants as adjusted for the reverse stock split effective April 27, 2011:

	Year Ended April 30,
	2011		2010
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding and exercisable - beginning of year	1,450,000	$0.60	550,000	$0.80

Warrants granted:
November 4, 2010	200,000	$0.50
June 4, 2010	200,000	0.50
December 31, 2009			750,000	0.50
May 29, 2009			150,000	$0.50

Warrants outstanding and exercisable - end of year	1,850,000	$0.58	1,450,000	$0.60

Weighted average fair value of warrants granted - end of year	$1,075,000		$875,000

The following table summarizes information about the Company's common stock warrants outstanding as of April 30, 2011.

	Weighted	Warrants Outstanding and
Range of	Average Exercise	Exercisable	Contractual	Life Exercise
Exercise Prices	Price Per Share	as of April 30, 2011	Period	Price

$1.00 - .50	$0.58	1,850,000	3 years	$0.58

As of April 30, 2011,  Paragon Capital LP, holds warrants that are exercisable into 1,750,000 common shares of the Company at an average exercise price of $.56 per share post-reverse split effective April 27, 2011, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements.

As of April 30, 2011, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds has been extended to April 2012.

NOTE 7. GOING CONCERN

As of April 30, 2011 and 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of April 30, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the year ended April 30, 2011, the Company reported a net loss of $45,291 and has reported an accumulated deficit of $4,199,144.

NOTE 8.  SUBSEQUENT EVENTS

As of the date the financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the year ended April 30, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	54	President, CEO and Director

Management and Director Biographies:

Alan P. Donenfeld has served as President, CEO and Director of the Company since December of 2007. In 2005, Mr. Donenfeld founded Paragon Capital LP, a private investment fund that focuses on structured and event-driven investments, reverse mergers and alternative public offerings and registered direct offerings. Mr. Donenfeld has been President of Bristol Investment Group, Inc., a registered broker dealer and the General Partner of Bristol Capital Partners since inception. Prior to establishing Bristol and its related entities in 1990, Mr. Donenfeld was a Vice President in the Mergers and Acquisitions Group at Bear, Stearns & Co. Inc. in New York from 1987 to 1990, where he participated in numerous acquisitions, investments, valuations, fairness opinions and exclusive sale representations. Prior to working at Bear Stearns, Mr. Donenfeld was an Assistant Vice President in the Mergers and Acquisitions Group at E.F. Hutton, a predecessor of Lehman Bros., from 1985 to 1987. Prior to joining E.F. Hutton, Mr. Donenfeld helped establish Quadrex Securities Corporation, where he assisted in raising a leveraged buyout fund. Mr. Donenfeld started his career at SG Cowen and then at J. Henry Schroder Bank. Mr. Donenfeld graduated with Honors from Tufts University in 1979 with a B.A. in Economics and received his M.B.A. from the Fuqua School of Business at Duke University in 1981, where he was a member of the Investment Policy Committee. Mr. Donenfeld’s experience in assisting private companies going public will be beneficial to the Company as it seeks a business combination target.

Family Relationships amongst Directors and Officers:

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2011 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Name	Number of Late Reports	Number of Transaction not Reported on a Timely Basis	Late Report
Paragon Capital LP	2	2	Form 3 and Form 4
Alan P. Donenfeld	2	2	Form 4

Significant Employees

We have no significant employees other than our sole officer and director named in this Annual Report.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only one individual serving as our sole officer and director.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s sole officer and director:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Alan P. Donenfeld	2011	None	None	None	None	None
President, CEO and Director	2010	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 27, 2011 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 995,074 shares of Common Stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of	Amount and Nature
Beneficial Owner	of Beneficial Owner		Percent of Class

Alan P. Donenfeld (1)	2,464,286	(2)	89.78%

Paragon Capital LP
	2,464,286		89.78%

Scott Goldsmith	122,825	(3)	11.22%

All officers and directors as a group (1 individual)	2,464,286		89.78%

(1)	Alan Donenfeld serves as the Company’s sole officer and director.

(2)
Represents 714,286 shares of Common Stock and warrants to purchase up to an aggregate of 1,750,000 shares of Common Stock owned by Paragon Capital LP (“Paragon”) at a weighted-average exercise price of $.56 per share post-Reverse Split effective April 27, 2011. Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon. Therefore, Mr. Donenfeld may be deemed to be the beneficial owner of the securities held by Paragon since he has sole voting and investment control over these securities.

(3)
Represents 22,825 shares of Common Stock and warrants to purchase up to an aggregate of 100,000 shares of Common Stock owned of by Scott Goldsmith at an exercise price of $1.00 per share post-Reverse Split effective April 27, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 4, 2010, pursuant to the June Purchase Agreement, in exchange for an advance to the Company for an aggregate amount equal to $20,000, the Company issued to Paragon the June Warrant to purchase up to an aggregate of 20,000 shares of the Company’s Common Stock at an exercise price of $.50 per share as adjusted for the Reverse Split effective April 27, 2011. Paragon is the majority shareholder of the Company. Alan Donenfeld, our sole officer and director, is also the managing member of the General Partner of Paragon.

The June Warrant is exercisable from the date of issuance until three years from the date of the closing of the transaction. The June Purchase Agreement and June Warrant are attached as Exhibits 10.1 and 4.1, respectively, to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by this reference.

On November 4, 2010, pursuant to the November Purchase Agreement, in exchange for an advance to the Company of an aggregate amount equal to $20,000, the Company issued to Paragon the November Warrant to purchase up to an aggregate of 20,000 shares of the Company’s Common Stock at an exercise price of $.50 per share as adjusted for the Reverse Split effective April 27, 2011.

The November Warrant is exercisable at an exercise price equal to $0.50 per share and expires three years from the date of issuance of the Warrant, or, if such date falls on a day other than a business day or on which trading does not take place on the principal market, the next trading day. The November Purchase Agreement and November Warrant are attached as Exhibits 10.1 and 4.1, respectively, to the Company’s Form 8-K filed on November 8, 2010 and incorporated herein by this reference.

The Company issued the June Warrant and November Warrant without registration under the Securities Act of 1933, as amended (the “Securities Act”), by the exemption from registration afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances did not involve a public offering of securities.

 During the quarter ended April 30, 2011, the Company received an aggregate of $20,000 from Paragon to pay for fees and expenses. There is no written agreement in effect with respect to the repayment of such advances.

The Company utilizes the office space and equipment of its management at no charge and management of the Company determined it to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTCQB which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Alan Donenfeld is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services

Conner & Associates, PC is the Company’s independent registered public accounting firm.

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

2011	$18,350	Conner & Associates, PC
2010	$16,500	Conner & Associates, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Conner & Associates, PC
2010	$0	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$0	Conner & Associates, PC
2010	$0	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Conner & Associates, PC
2010	$0	Conner & Associates, PC

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

PART IV.
Item 15. Exhibits and Reports on Form 10-K

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

* Page F-1 follows page 12 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011

**3.2	Bylaws

*** 4.1	Warrant, issued to Paragon Capital LP, dated June 4, 2010

**** 4.2	Warrant, issued to Paragon Capital LP, dated November 4, 2010

*** 10.1	Securities Purchase Agreement by and between the Company and Paragon Capital LP, dated June 4, 2010

**** 10.2	Securities Purchase Agreement by and between the Company and Paragon Capital LP, dated November 4, 2010

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2011.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

** Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

*** Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on August 6, 2010 and incorporated herein by this reference.

**** Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: July 27, 2011	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President, CEO and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	July 27, 2011
Alan P. Donenfeld	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)