Form 10-Q
period 2011-07-31
PREVENTION INSURANCE COM INC
filed 2011-09-12
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 12, 2011, there were 995,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	July 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
Current assets
Cash	$1,124	$7,808

Total current assets	1,124	7,808

Total assets	$1,124	$7,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$10,150	$10,950
Due to related party	20,000	20,000
Total current liabilities	30,150	30,950

Total liabilities	$30,150	$30,950

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued		-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
995,083 shares issued and outstanding	100	100
Additional paid in capital	4,228,856	4,228,856
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,205,028)	(4,199,144)
Total stockholders' equity (deficit)	(29,026)	(23,142)

Total liabilities and stockholders' equity (deficit)	$1,124	$7,808

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended
	July 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses
General and administrative	5,884	4,994
Total operating expenses	5,884	4,994

Loss from operations	(5,884)	(4,994)

Provision for income taxes	-	-

Net loss	$(5,884)	$(4,994)

Earnings per common shares - basic and dilutive:
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and dilutive	995,083	994,729

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the three months ended
	July 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(5,884)	$(4,994)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(800)	(10,842)
Net cash flows (used in) operating activities	(6,684)	(15,836)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	-	20,000
Net cash flows provided by financing activities	-	20,000

Net change in cash	(6,684)	4,164

Cash and cash equivalents, beginning of period	7,808	4,060

Cash and cash equivalents, end of period	$1,124	$8,224

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2011

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

As of July 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 as filed with the SEC on July 27, 2011.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of July 31, 2011, there were no cash equivalents.

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

The basic and dilutive earnings per common share calculations reflect the effect of the reverse stock split and have been adjusted retroactively as of July 31, 2010.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended July 31, 2011 and 2010 were 995,083 and 994,729, respectively, as adjusted for the reverse stock split effective April 27, 2011.

Revenue Recognition

For the three months ended July 31, 2011 and 2010, the Company did not realize any revenue.

Stock Based Compensation

As of July 31, 2011, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the three months ended July 31, 2011 and 2010, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of July 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.     STOCKHOLDERS’ EQUITY

As of July 31, 2011 and 2010, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the three months  ended July 31, 2011

During the three months ended July 31, 2011, the Company did not issue any shares of common or preferred stock.

For the three months ended July 31, 2010

During the three months ended July 31, 2011, the Company did not issue any shares of common or preferred stock.

Reverse stock split

Effective April 27, 2011, the Company authorized a 100-to-1 reverse stock split and a change in par value to $0.0001 per common share.  In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

The basic and dilutive earnings per common share calculations reflect the effect of the reverse stock split and have been adjusted retroactively for the three months ended July 31, 2010.

Warrants

For the three months ended July 31, 2011

As of July 31, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 1,750,000 common shares of the Company as adjusted for the reverse stock split effective April 27, 2011. The $185,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of July 31, 2011, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $975,000, except for a cashless exercise right.

For the three months ended July 31, 2010

As of July 31, 2010, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 1,550,000 common shares of the Company as adjusted for the reverse stock split effective April 27, 2011. The $165,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of July 31, 2010, if Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted, they would be required to pay $875,000, except for a cashless exercise right.

NOTE 3.     RELATED PARTY TRANSACTIONS

Due to Related Party

As of July 31, 2011, the Company had a $20,000 demand note payable with no formal repayment terms to Paragon Capital LP.

Warrants

For the three months ended July 31, 2011

During the three months ended July 31, 2011, the Company did not issue any warrants.

For the three months ended July 31, 2010

During the three months ended July 31, 2010, the Company issued warrants to purchase 200,000 shares of the Company’s common stock at a weighted average exercise price of $0.500. Paragon Capital LP paid $20,000 to purchase these warrants.

NOTE 4.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2011, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the three months ended July 31, 2011 and 2010, the rent expense was zero.

NOTE 5.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

For the three months ended July 31, 2011

During the three months ended July 31, 2011, the Company did not issue any warrants.

For the three months ended July 31, 2010

During the three months ended July 31, 2010, the Company issued warrants to purchase 200,000 shares of the Company’s common stock at a weighted average exercise price of $0.500. Paragon Capital LP paid $20,000 to purchase these warrants.  The Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds the warrants granted.

The following is a schedule of the activity relating to the Company's warrants as adjusted for the reverse stock split effective April 27, 2011:

	Year Ended July 31,
	2011		2010
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding and exercisable beginning of period	1,850,000	$0.59	1,450,000	$0.80

Warrants granted:
June 4, 2010			200,000	0.50

Warrants outstanding and exercisable end of period	1,850,000	$0.58	1,650,000	$0.59

Weighted average fair value of warrants granted end of period	$1,075,000		$975,000

The following table summarizes information about the Company's common stock warrants outstanding as of July 31, 2011.

Weighted	Average
Range of	Number	Remaining	Weighted Average	Life Exercise
Exercise	Prices	Outstanding	Contractual	Price

$0.800 -0.500	$0.5811	1,850,000	3 years	$0.5811

As of July 31, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, holds warrants that are exercisable into 1,750,000 common shares of the Company.

As of July 31, 2011, if Mr. Donenfeld and Paragon Capital, LP exercise the warrants that have been granted, they would be required to pay $975,000, except for a cashless exercise provision.  At the sole discretion of the warrant holder, there is a cashless exercise provision within the warrant agreements.

As of July 31, 2011, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds has been extended to April 2012.

NOTE 6.     GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of July 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the three months ended July 31, 2011, the Company reported a net loss of $5,884 and has reported an accumulated deficit of $4,205,028.

NOTE 7.     SUBSEQUENT EVENTS

In August 2011, the Company received a demand note payable of $20,000 with no formal repayment terms payable to Paragon Capital LP.

As of the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended July 31, 2011.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $1,124 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

   As of July 31, 2011, the Company had assets of $1,124, comprised exclusive of cash.  This compares with assets of $7,808, comprised exclusively of cash, as of April 30, 2011.  The Company’s current liabilities as of July 31, 2011 totaled $30,150, comprised of $10,150 of accounts payable and $20,000 due to a related party.  This compares with total current liabilities of $30,950, comprised of $10,950 of accounts payable and $20,000 due to a related party, as of April 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2011 and 2010.

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Net Cash (Used in) Operating Activities	$(6,684)	$(15,836)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$20,000
Net Change in Cash and Cash Equivalents	$(6,684)	$4,164

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the nine months ended July 31, 2011 and 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2011, the Company had a net loss of $5,884, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three months ended July 31, 2010, the Company had a net loss of $4,994, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2011, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

 Item 6. Exhibits.

Exhibit	Description
*3.1	Certificate of Incorporation, as amended.

**3.2	Bylaws

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended July 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended July 31, 2011.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: September 12, 2011	PREVENTION INSURANCE.COM
/s/ Alan P. Donenfeld
Alan P. Donenfeld Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)