Form 10-Q
period 2011-10-31
PREVENTION INSURANCE COM INC
filed 2011-12-08
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 8, 2011, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	October 31, 2011	April 30, 2011
		(Audited)
Current assets
Cash	$10,413	$7,808

Total current assets	10,413	7,808

Total assets	$10,413	$7,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,574	$10,950
Due to related party	-	20,000
Total current liabilities	5,574	30,950

Total liabilities	5,574	30,950

Commitments and contingencies

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 and 995,083 shares issued and outstanding, respectively	239	100
Additional paid in capital	4,268,717	4,228,856
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,211,163)	(4,199,144)
Total stockholders' deficit	4,839	(23,142)

Total liabilities and stockholders' equity (deficit)	$10,413	$7,808

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	October 31,		October 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	6,135	3,704	12,019	8,697
Total operating expenses	6,135	3,704	12,019	8,697

Loss from operations	(6,135)	(3,704)	(12,019)	(8,697)

Provision for income taxes	-	-	-	-

Net loss	$(6,135)	$(3,704)	$(12,019)	$(8,697)

Earnings per common shares - basic and dilutive net loss	$(0.08)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	1,616,759	994,729	1,305,916	994,729

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the six months ended
	October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(12,019)	$(8,697)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(5,376)	(10,842)
Net cash flows (used in) operating activities	(17,395)	(19,539)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related party	20,000	-
Proceeds from issuance of warrants	-	20,000
Net cash flows provided by financing activities	20,000	20,000
Net change in cash	2,605	461
Cash and cash equivalents, beginning of period	7,808	4,060
Cash and cash equivalents, end of period	$10,413	$4,521

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of 1,395,000 shares of common stock upon the exercise of warrants	$155,000	$-

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2011

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

As of October 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 as filed with the SEC on October 27, 2011.

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

The basic and dilutive earnings per common share calculations reflect the effect of the reverse stock split effective April 27, 2011 for all periods presented in these interim financial statements.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2011

Revenue Recognition

For the three and six months ended October 31, 2011 and 2010, the Company did not realize any revenue.

Stock Based Compensation

As of October 31, 2011, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the three and six months ended October 31, 2011 and 2010, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

Recently Issued Accounting Pronouncements

As of October 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.     STOCKHOLDERS’ EQUITY

As of October 31, 2011 and 2010, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the six months  ended October 31, 2011

During the six months ended October 31, 2011, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

For the three months ended October 31, 2010

During the six months ended October 31, 2010, the Company did not issue any shares of common or preferred stock.

Reverse stock split

Effective April 27, 2011, the Company authorized a 100-to-1 reverse stock split and a change in par value to $0.0001 per common share.  In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

NOTE 3.     COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2011, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the six months ended October 31, 2011 and 2010, the rent expense was zero.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2011

NOTE 4.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

The following is a schedule of the activity relating to the Company's warrants as adjusted for the reverse stock split effective April 27, 2011:

	Six months ended October 31,
	2011		2010
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding and exercisable - beginning of period	1,850,000	$0.59	1,450,000	$0.80

Warrants:
Granted			200,000	0.50
Expired	(100,000)
Exercised	(1,650,000)

Warrants outstanding and exercisable end of period	100,000	$1.00	1,650,000	$0.59

Weighted average fair value of warrants granted end of period	$100,000		$975,000

In September 2011, Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted except for one that expired in August 2011, under the cash-less exercise provision.  The Company issued 1,395,000 shares of common stock in exchange for the exercise of all of the warrants being held by Paragon Capital, LP.

As of October 31, 2011, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds has been extended to April 2012.

NOTE 5.     GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2011, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. For the six months ended October 31, 2011, the Company reported a net loss of $12,019 and has reported an accumulated deficit of $4,211,163.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $10,413 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2011, the Company had assets of $10,413 comprised exclusive of cash.  This compares with assets of $7,808, comprised exclusively of cash, as of April 30, 2011.  The Company’s current liabilities as of October 31, 2011 totaled $5,574 comprised of accounts payable.  This compares with total current liabilities of $30,950, comprised of $10,950 of accounts payable and $20,000 due to a related party, as of April 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2011 and 2010.

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Net Cash (Used in) Operating Activities	$(17,395)	$(19,539)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$20,000
Net Change in Cash and Cash Equivalents	$2,605	$461

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the six months ended October 31, 2011 and 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended October 31, 2011, the Company had a net loss of $6,135 and $12,019, respectively, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three and six months ended October 31, 2010, the Company had a net loss of $3,704 and $8,697 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2011, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On September 19, 2011, Paragon Capital LP, exercised certain warrants to purchase shares of Common Stock of the Company pursuant to a cashless exercise provision whereby the aggregate number of shares issued upon the exercise of the warrants was 1,395,000.  Such number of shares issued is equivalent to the quotient obtained from the difference of the total number of shares underlying the warrants (the "Underlying Shares") multiplied by the closing sale price immediately preceding the date of exercise (the "Closing Sales Price") and the Underlying Shares multiplied by the exercise price divided by the Closing Sales Price.  The exercise price at the time of the exercise was $0.50 per share.  The shares of Common Stock were issued pursuant to the exemption from registration provided by  Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved.

Item 5.    Other Information.

None.

 Item 6.   Exhibits.

Exhibit	Description
*3.1	Certificate of Incorporation, as amended.

**3.2	Bylaws

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended October 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended October 31, 2011.

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

Dated: December 8, 2011	PREVENTION INSURANCE.COM
/s/ Alan P. Donenfeld
Alan P. Donenfeld Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)