Form 10-Q
period 2012-01-31
PREVENTION INSURANCE COM INC
filed 2012-03-15
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 15, 2012, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	January 31, 2012	April 30, 2011
	(Unaudited)	(Audited)
Current assets
Cash	$6,861	$7,808

Total current assets	6,861	7,808

Total assets	$6,861	$7,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$10,761	$10,950
Due to related party	40,000	20,000
Total current liabilities	50,761	30,950

Total liabilities	50,761	30,950

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,390,083 and 995,074 shares issued and outstanding, respectively	239	100
Additional paid in capital	4,228,717	4,228,856
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,219,902)	(4,199,144)
Total stockholders' deficit	(43,900)	(23,142)

Total liabilities and stockholders' deficit	$6,861	$7,808

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	8,738	13,936	20,758	22,633
Total operating expenses	8,738	13,936	20,758	22,633

Loss from operations	(8,738)	(13,936)	(20,758)	(22,633)

Provision for income taxes	-	-	-	-

Net loss	$(8,738)	$(13,936)	$(20,758)	$(22,633)

Earnings per common shares -
basic and dilutive net loss	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and dilutive	2,390,083	994,729	1,667,302	994,729

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the nine months ended
	January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(20,758)	$(22,633)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	(189)	(16,711)
Net cash flows (used in) operating activities	(20,947)	(39,344)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from advances from related party	20,000	-
Proceeds from issuance of warrants	-	40,000
Net cash flows provided by financing activities	20,000	40,000

Net change in cash	(947)	656

Cash and cash equivalents, beginning of period	7,808	4,060

Cash and cash equivalents, end of period	$6,861	$4,716

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of 1,395,000 shares of common stock of the exercise of warrants	$155,000	$-

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2012

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. In 2005, the Company added a second line of business and had been focused on its development of its ATM machine sale operations.  On December 28, 2007, the Company entered into an agreement wherein the Company had a change in control and which resulted in the divestiture of the ATM division “Quick Pay”. The Company divested itself of the ATM machine sales operations on January 31, 2008.

As of January 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

 Revenue Recognition

For the three and nine months ended January 31, 2012 and 2011, the Company did not realize any revenue.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2012

Stock Based Compensation

As of January 31, 2012, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the three and nine months ended January 31, 2012 and 2011, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

Recently Issued Accounting Pronouncements

As of January 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.      STOCKHOLDERS’ EQUITY

As of January 31, 2012 and 2011, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the nine months  ended January 31, 2012

During the nine months ended January 31, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

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

NOTE 3.      COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of January 31, 2012, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the nine months ended January 31, 2012 and 2011, the rent expense was zero.

NOTE 4.      RELATED PARTY TRANSACTIONS

Due to Related Party

As of January 31, 2012, Paragon Capital LP advanced an aggregate of  $40,000 to the Company.  There are   no formal repayment terms with respect to such amounts, however, they are due on demand..

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2012

NOTE 5.     WARRANTS

The Company accounts for stock issued for services, stock options, and warrants for compensation under the fair value method.

The following is a schedule of the activity relating to the Company's warrants as adjusted for the reverse stock split effective April 27, 2011:

		Exercise
	Shares	Price

Warrants outstanding and exercisable – May 01, 2011	1,850,000	$0.59

Warrants:
Granted
Expired	(100,000)
Exercised	(1,650,000)

Warrants outstanding and exercisable – January 31, 2012	100,000	$1.00

Weighted average fair value of warrants granted end of period	$100,000

In September 2011, Mr. Donenfeld and Paragon Capital, LP exercised the warrants that have been granted except for one that expired in August 2011, under the cash-less exercise provision.  The Company issued 1,395,000 shares of common stock in exchange for the exercise of all of the warrants being held by Paragon Capital, LP.

As of January 31, 2012, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds has been extended to April 2012.

NOTE 6.      GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of January 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. For the nine months ended January 31, 2012, the Company reported a net loss of $20,758 and has reported an accumulated deficit of $4,219,902.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $6,861 in cash assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

   As of January 31, 2012, the Company had assets of $6,861, comprised exclusively of cash.  This compares with assets of $7,808, comprised exclusively of cash, as of April 30, 2011.  The Company’s current liabilities as of January 31, 2012 totaled $50,761, comprised of accounts payable and amounts due to a related party.  This compares with total liabilities of $30,950, comprised of accounts payable and amounts due to a related party, as of April 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2012 and 2011.

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
Net Cash (Used in) Operating Activities	$(20,947)	$(39,344)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$40,000
Net Change in Cash and Cash Equivalents	$(947)	$656

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the nine months ended January 31, 2012 and 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended January 31, 2012, the Company had a net loss of $8,738 and $20,758, respectively, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three and nine months ended January 31, 2011, the Company had a net loss of $13,936 and $22,633, respectively, comprised exclusively of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s period reports on Form 10-K and Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of January 31, 2012, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On August 12, 2011, Paragon Capital LP, an affiliate of our sole officer and director, advanced an aggregate of $20,000 to the Company.  While there are no formal payment terms with respect to the repayment of such amounts, they are due on demand.

 Item 6. Exhibits.

Exhibit	Description
* 3.1	Certificate of Incorporation, as amended.

** 3.2	Bylaws

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended January 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended January 31, 2012.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Form 10-K filed on August 6, 2010 and incorporated herein by reference.
**	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and ExchangeCommission on July 31, 2002 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2012	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)