Form 10-K
period 2012-04-30
PREVENTION INSURANCE COM INC
filed 2012-07-27
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,403,985.

As of July 27, 2012, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

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

Item 1. Description of Business

Business Development & Business Overview

Prevention Insurance.com (“we,” “us,” “our,” “the Company” or “Prevention Insurance”) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

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

On February 5, 2008, in connection with the transactions contemplated by the Letter Agreement,  Mr. Goldsmith,  Paragon and the Company signed an agreement and release (the “Release”), which provided for, among other items, (a) cancellation of 1,000,000 shares of the Company’s preferred stock, par value $0.01 per share (the “Old Preferred Stock”), issued in the name of Mr. Goldsmith, (b) cancellation of warrants to purchase up to 2,000,000 shares of the Company’s Old Common Stock, in exchange for (1) payment in full of all of the Company’s liabilities, debts, and payables, (2) an initial payment to Mr. Goldsmith of $200,000, (3) conveyance of the assets and liabilities of Quick Pay, Inc. to Mr. Goldsmith, (4) an additional payment to Mr. Goldsmith, upon certain events happening such as a reverse merger with a private company, of $400,000 or 1,600,000 shares of Old Common Stock, regardless of any stock splits for a period from four years from the date of the issuance of the stock and (5) future assignment of warrants held by Paragon to Mr. Goldsmith upon completion of a reverse merger.

On September 22, 2009, the Company issued 1,600,000 shares of its Old Common Stock to Scott Goldsmith in satisfaction of the $400,000 payment required pursuant to the Release.

On March 8, 2010, the Company, Paragon and Scott Goldsmith entered into an agreement (the “Agreement”) whereby the Company paid Goldsmith $65,000 in consideration for the following: 1) Paragon transferred ownership to Goldsmith of a warrant, issued to Paragon on April 30, 2008 (originally due April 30, 2011) (the “April 30, 2008 Warrant”), to purchase 10,000,000 shares of the Company’s Old Common Stock at an exercise price of $0.01 per share; 2) the Company extended the maturity date of the April 30, 2008 Warrant from April 30, 2011to April 30, 2013, pursuant to a warrant extension agreement; and 3) Goldsmith agreed to cancel Paragon’s requirement to issue 4,000,000 warrants to Goldsmith pursuant to the parties’ Settlement and Release Agreement dated February 5, 2008.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholder, Paragon, or certain of its affiliates may introduce a business combination target to us.  Alan Donenfeld, our sole officer and director, is also the managing member of the General Partner of Paragon.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of July 27, 2,390,083 shares of Common Stock are issued and outstanding, and there are approximately 466 holders of record of the Common Stock.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,343 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of April 30, 2012, the Company had assets equal to $4,343, comprised exclusively of cash. This compares with assets of $7,808, comprised exclusively of cash, as of April 30, 2011.  The Company’s current liabilities as of April 30, 2012 totaled $54,044 comprised of $14,044 of accounts payable and $40,000 due to a related party.  This compares with total liabilities of $30,950, comprised of $10,950 of accounts payable and $20,000 due to a related party, as of April 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

As of April 30, 2012, the Company received an aggregate of $40,000 from Paragon to pay for fees and expenses incurred by the Company in connection with its Securities Exchange Act reporting requirements evidenced by a written demand note.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2012 and 2011.

	Fiscal Year Ended April 30, 2012		Fiscal Year Ended April 30, 2011
Net Cash (Used in) Operating Activities		$(23,465)	$(56,252)
Net Cash (Used in) Investing Activities		-	-
Net Cash Provided by Financing Activities		$20,000	$60,000
Net Increase (Decrease) in Cash and Cash Equivalents	$	(3,465)	$3,748

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

As of and for the two year period ended April 30, 2012, our auditors have issued a going concern opinion on our financial statements.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2012 and 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2012, the Company had a net loss of $26,559 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the fiscal year ended April 30, 2011, the Company had a net loss of $45,291 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Prevention Insurance.com

We have audited the accompanying balance sheet of Prevention Insurance.com (the Company) as of April 30, 2012, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company's business is to pursue a business combination through acquisition, or merger with, an existing company. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Santora CPA Group

July 27, 2012
Newark, Delaware

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 & Note 6 to the financial statements, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company realized a net loss of $45,291 for the year ended April 30, 2011 along with an accumulated deficit of $4,199,144 as of April 30, 2011. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
27 July 2011

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS
	April 30, 2012	April 30, 2011

Current assets
Cash	$4,343	$7,808

Total current assets	4,343	7,808

Total assets	$4,343	$7,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$14,044	$10,950
Due to related party	40,000	20,000
Total current liabilities	54,044	30,950

Total liabilities	$54,044	$30,950

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 and 995,074 shares issued and outstanding	239	100
Additional paid in capital	4,228,717	4,228,856
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated (deficit)	(4,225,703)	(4,199,144)
Total stockholders' equity (deficit)	(49,701)	(23,142)

Total liabilities and stockholders' equity (deficit)	$4,343	$7,808

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2012	2011

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses
General and administrative	26,559	45,291
Total operating expenses	26,559	45,291

Loss from operations	(26,559)	(45,291)

Provision for income taxes	-	-

Net loss	$(26,559)	$(45,291)

Earnings per common shares - basic and dilutive:
Net loss	$(0.01)	$(0.05)

Weighted average common shares outstanding
Basic and dilutive	1,848,853	994,729

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid -In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2010	-	-	994,729	$100	$4,188,856	$(52,954)	$(4,153,853)	$(17,851)

Issuance of warrants for cash to shareholder	-	-	-	-	40,000	-	-	40,000

Common stock - rounding of fractional shares due to reverse split	-	-	345	-	-	-	-	-

Net loss	-	-	-	-	-	-	(45,291)	(45,291)

Balance, April 30, 2011	-	-	995,074	$100	$4,228,856	$(52,954)	$(4,199,144)	$(23,142)

Common stock - rounding of fractional shares due to reverse split	-	-	9		-	-	-	-

Conversion of warrants			1,395,000	139	(139)	-	-	-

Net loss	-	-	-		-	-	(26,559)	(26,559)

Balance, April 30, 2012	-	-	2,390,083	$239	$4,228,717	$(52,954)	$(4,225,703)	$(49,701)

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(26,559)	$(45,291)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	3,094	(10,961)
Net cash flows (used in) operating activities	(23,465)	(56,252)

Cash flows from investing activities:
Net cash flows provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related party	20,000	20,000
Proceeds from issuance of warrants	-	40,000
Net cash flows provided by financing activities	20,000	60,000

Net change in cash	(3,465)	3,748

Cash and cash equivalents, beginning of year	7,808	4,060

Cash and cash equivalents, end of year	$4,343	$7,808

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
April 30, 2012

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

As of April 30, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of April 30, 2012, there were no cash equivalents.

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

The weighted-average number of common shares outstanding for computing basic EPS for the years ended April 30, 2012 and 2011 were 1,848,853 and 994,729, respectively, as adjusted for the reverse stock split effective April 27, 2011.

Revenue Recognition

For the years ended April 30, 2012 and 2012, the Company did not realize any revenue.

Stock Based Compensation

As of April 30, 2012, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2012 and 2011, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

As of April 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.  STOCKHOLDERS’ EQUITY

As of April 30, 2012, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the year ended April 30, 2012

During the year ended April 30, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

During the year ended April 30, 2012, the Company did not issue any shares of preferred stock.

For the year ended April 30, 2011

Effective April 27, 2011, the Company authorized a (1:100) reverse stock split and a change in par value to $0.0001 per common share.  In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

During the year ended April 30, 2011, the Company did not issue any shares of common or preferred stock.

Warrants

For the year ended April 30, 2012

During the year ended April 30, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

As of April 30, 2012, Mr. Goldsmith holdswarrants that areexercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holdswas extended to April 30, 2013.

For the year ended April 30, 2011

As of April 30, 2011, the Company’s Chief Executive Officer, Alan P. Donenfeld, as a beneficial owner for securities held by Paragon Capital LP, held warrants that were exercisable into 1,750,000 common shares of the Company as adjusted for the reverse stock split effective April 27, 2011. The $185,000 paid by Paragon Capital LP for the right to exercise these warrants is reflected in the additional paid in capital on the Company’s balance sheet.

As of April 30, 2011, if Mr. Donenfeld and Paragon Capital LP exercised the warrants that were granted, they would be required to pay $975,000, except for a cashless exercise right, as adjusted for the reverse stock split effective April 27, 2011.

NOTE 3. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2012, the Company had an aggregate of $40,000 written non-interest bearing demand notes payable to Paragon Capital LP.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2012, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the year ended April 30, 2012 and 2011, the rent expense was zero.

NOTE 5. INCOME TAXES

As of April 30, 2012, the Company had a federal net operating loss carryforward of approximately $775,000, which expires through 2032. This carryforward is limited due to the change in control that took place in the year ended April 30, 2008 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

As of April 30, 2012, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. Federal Statutory Tax rates:

	Year Ended April 30,
	2012	2011

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	-40%	-40%
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions

As of April 30, 2012 and 2011, the total amount of gross unrecognized tax benefits and gross interest and penalties were zero.

NOTE 6. GOING CONCERN

As of April 30, 2012 and 2011, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of April 30, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the year ended April 30, 2012, the Company reported a net loss of $26,559 and has reported an accumulated deficit of $4,225,703.

NOTE 7.  SUBSEQUENT EVENTS

The Company has evaluated  subsequent events through the date of financial statement issuance.  On June 5, 2012, we issued a $20,000 demand promissory note to Paragon Capital LP, an affiliate of our sole officer and director (the “Demand Note”). The Demand Note bears no interest and is due and payable on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On June 5, 2012, we issued a $20,000 demand promissory note to Paragon Capital LP, an affiliate of our sole officer and director (the “Demand Note”). The Demand Note bears no interest and is due and payable on demand. A copy of the Demand Note is filed as Exhibit 10.1 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	55	President, CEO and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2012 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s sole officer and director:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Alan P. Donenfeld	2012	None	None	None	None	None
President, CEO and Director	2011	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 27, 2012 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 2,390,083 shares of Common Stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Alan P. Donenfeld (1)	2,109,286	(2)	89.78%

Paragon Capital LP	2,109,286		89.78%

All officers and directors as a group	2,109,286		89.78%
(1 individual)

(1)	Alan Donenfeld serves as the Company’s sole officer and director.

(2)
Represents 2,109,286 shares of Common Stock owned of record by Paragon Capital LP (“Paragon”). Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon. Therefore, Mr. Donenfeld may be deemed to be the beneficial owner of the securities held by Paragon since he has sole voting and investment control over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

 During the year ended April 30, 2012, the Company received an aggregate of $20,000 from Paragon Capital LP, an affiliate of our sole officer and director, to pay for fees and expenses (“Advances”).  As of April 30, 2012, the total amount due to Paragon Capital LP under written demand notes for Advances is $40,000.  On June 5, 2012, the Company issued a demand promissory note to Paragon Capital LP for additional Advances of $20,000 (the “Demand Note”). The Demand Note bears no annual interest and is due and payable on demand. A copy of the Demand Note is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

On January 27, 2012, Conner & Associates, PC (“Conner”) resigned as the independent certifying public accountant of the Company. Santora CPA Group (“Santora”) was engaged as the Company’s new independent registered public accounting firm on February 2, 2012, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012 and incorporated herein by this reference.

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

2012	$ 8,000	Santora CPA Group
2011	$ 18,350	Conner & Associates, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$ 0	Santora CPA Group
2011	$ 0	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2012	$ 0	Santora CPA Group
2011	$ 0	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$ 0	Santora CPA Group
2011	$ 0	Conner & Associates, PC

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

_____________________
* Page F-1 follows page 12 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
* 3.1	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011

** 3.2	Bylaws

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

PREVENTION INSURANCE.COM

Dated: July 27, 2012	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President, CEO and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	July 27, 2012
Alan P. Donenfeld	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)