Form 10-Q
period 2012-07-31
PREVENTION INSURANCE COM INC
filed 2012-09-12
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 12, 2012, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS

	July 31, 2012	April 30, 2012
	(Unaudited)	(Audited)
Current assets
Cash	$14,320	$4,343

Total current assets	14,320	4,343

Total assets	$14,320	$4,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$10,574	$14,044
Due to related party	60,000	40,000

Total current liabilities	$70,574	$54,044

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares,
none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares;
2,390,083 issued and outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,232,256)	(4,225,703)

Total stockholders' deficit	(56,254)	(49,701)

Total liabilities and stockholders' deficit	$14,320	$4,343

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended
	July 31,
	2012	2011
	Unaudited	Unaudited

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	6,553	5,884

Loss from operations	(6,553)	(5,884)

Provision for income taxes	-	-

Net loss	$(6,553)	$(5,884)

Weighted average number of
common shares outstanding
(basic and fully diluted)	2,390,083	995,083

Basic and diluted (loss) per common share	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the three months ended
	July 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(6,553)	$(5,884)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Decrease in accounts payable	(3,470)	(800)

Net cash used in operating activities	(10,023)	(6,684)

Cash flows from financing activities
Proceeds from related party advances	20,000	-

Net cash provided by financing activities	20,000	-

Net increase in cash	9,977	(6,684)

Cash - beginning of period	4,343	7,808

Cash - end of period	$14,320	$1,124

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2012

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

As of July 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 as filed with the SEC.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits.  As of July 31, 2012, the Company has no cash equivalents.

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

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2012

Revenue Recognition

For the three months ended July 31, 2012 and 2011, the Company did not realize any revenue.

Stock Based Compensation

As of July 31, 2012, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the three months ended July 31, 2012 and 2011, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements.

Recently Issued Accounting Pronouncements

As of July 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.      STOCKHOLDERS’ EQUITY

As of July 31, 2012 and 2011, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the three months ended July 31, 2012

During the three months ended July 31, 2012, the Company did not issue any shares of common or preferred stock.

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

Warrants

As of July 31, 2012, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants was extended to April 30, 2013.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2012

NOTE 3.      COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2012, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.

For the three months ended July 31, 2012 and 2011, the rent expense was zero.

 NOTE 4.      RELATED PARTY TRANSACTIONS

Due to Related Party

As of July 31, 2012, the Company had an aggregate $60,000 in written non-interest bearing demand notes payable to Paragon Capital, LP.

NOTE 5.      GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of July 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. For the three months ended July 31, 2012, the Company reported a net loss of $6,553 and has reported an accumulated deficit of $4,232,256.

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

Description of Business

Prevention Insurance.com (we,” “us,” “our,” or “the Company”) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $14,320 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2012, the Company had assets of $14,320, comprised of cash.  This compares with assets of $4,343, comprised exclusively of cash, as of April 30, 2012.  The Company’s current liabilities as of July 31, 2012 totaled $70,574,comprised of $10,574 of accounts payable and $60,000 due to a related party This compares with current liabilities of $54,044, comprised of $14,044 of accounts payable and $40,000 due to a related party, as of April 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Three Months Ended July 31, 2012 and 2011.

	Three Months Ended July 31, 2012	Three Months Ended July, 2011
Net Cash (Used in) Operating Activities	$(10,023)	$(6,684)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$-
Net Change in Cash and Cash Equivalents	$9,977	$(6,684)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended July 31, 2012 and 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2012, the Company had a net loss of $6,553,comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2012, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

On June 5, 2012, the Company issued a $20,000 demand promissory note to Paragon Capital LP, an affiliate of our sole officer and director (the “Demand Note”). The Demand Note bears no interest and is due and payable on demand. A copy of the Demand Note was filed as an exhibit to the Company's Annual Report on Form 10-K filed on July 27, 2012 and incorporated herein by this reference.

Item 6.	Exhibits.

Exhibit	Description
* 3.1	Certificate of Incorporation, as amended

** 3.2	Bylaws.

*** 10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*       Filed as an exhibit to the Company’s Form 10-K filed with the SEC on August 6, 2010, and incorporated herein by thisreference.
**        Filed as an exhibit to the Company's registration statement on Form 10-SB filed with the SEC on July 31, 2002, and incorporated herein by this reference.
***         Filed as an exhibit to the Company's Form 10-K filed with the SEC on July 27, 2012, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2012	PREVENTION INSURANCE.COM
/s/ Alan P. Donenfeld
Alan P. Donenfeld President, CEO and Director Principal Executive Officer Principal Financial/Accounting Officer