Form 10-Q
period 2012-10-31
PREVENTION INSURANCE COM INC
filed 2012-12-13
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

As of December 13, 2012, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS

ASSETS

	October 31, 2012	April 30, 2012
	(Unaudited)	(Audited)
Current assets
Cash	$7,083	$4,343

Total current assets	7,083	4,343

Total assets	$7,083	$4,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,757	$14,044
Due to related party	60,000	40,000

Total current liabilities	68,757	54,044

Total liabilities	$68,757	$54,044

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 shares issued and outstanding	239	239
Additional paid in-capital	4,228,717	4,228,717
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,237,676)	(4,225,703)

Total stockholders' deficit	(61,674)	(49,701)

Total liabilities and stockholders' deficit	$7,083	$4,343

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	October 31,		October 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	5,420	6,135	11,973	12,019

Loss from operations	(5,420)	(6,135)	(11,973)	(12,019)

Provision for income taxes	-	-	-	-

Net loss	$(5,420)	$(6,135)	$(11,973)	$(12,019)

Weighted average number of
common shares outstanding
(basic and fully diluted)	2,390,083	1,616,759	2,390,083	1,305,916

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS

	For the six months ended
	October 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(11,973)	$(12,019)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease in accounts payable	(5,287)	(5,376)

Net cash used in operating activities	(17,260)	(17,395)

Cash flows from financing activities:
Proceeds from related party advances	20,000	20,000

Net cash provided by financing activities	20,000	20,000

Net increase in cash	2,740	2,605

Cash - beginning of period	4,343	7,808

Cash - end of period	$7,083	$10,413

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of 1,395,000 shares of common stock for the exercise of warrants	$-	$155,000

See accompanying notes to financial statements

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2012

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

As of October 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition of, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits.  As of October 31, 2012, the Company has no cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2012

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

Revenue Recognition

For the six months ended October 31, 2012 and 2011, the Company did not realize any revenue.

Stock Based Compensation

As of October 31, 2012, the Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.

During the six months ended October 31, 2012 and 2011, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Recently Issued Accounting Pronouncements

As of October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.      STOCKHOLDERS’ EQUITY

As of October 31, 2012 and 2011, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the six months ended October 31, 2012

During the six months ended October 31, 2012, the Company did not issue any shares of common or preferred stock.

For the six months ended October 31, 2011

During the six months ended October 31, 2011, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

PREVENTION INSURANCE.COM
NOTES TO INTERIM FINANCIAL STATEMENTS
October 31, 2012

Reverse stock split

Effective April 27, 2011, the Company authorized a 100-to-1 reverse stock split and a change in par value to $0.0001 per common share. In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

Warrants

As of October 31, 2012, Mr. Goldsmith holds warrants that are exercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants was extended to April 30, 2013.

NOTE 3.      COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2012, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company. For the six months ended October 31, 2012 and 2011, the rent expense was zero.

NOTE 4.      RELATED PARTY TRANSACTIONS

Due to Related Party

As of October 31, 2012, the Company had an aggregate $60,000 in written non-interest bearing demand notes payable to Paragon Capital, LP.

NOTE 5.      GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2012, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition of, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. For the six months ended October 31, 2012, the Company reported a net loss of $11,973 and has reported an accumulated deficit of $4,237,676.

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

Description of Business

Prevention Insurance.com ( we,” “us,” “our,” or “the Company” ) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $7,083 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2012, the Company had assets of $7,083, comprised of cash.  This compares with assets of $4,343, comprised exclusively of cash, as of April 30, 2012.  The Company’s current liabilities as of October 31, 2012 totaled $68,757,comprised of $8,757 of accounts payable and $60,000 due to a related party. This compares with current liabilities of $54,044, comprised of $14,044 of accounts payable and $40,000 due to a related party, as of April 30, 2012.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Six Months Ended October 31, 2012 and 2011.

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011
Net Cash (Used in) Operating Activities	$(17,260)	$(17,395)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$20,000
Net Change in Cash and Cash Equivalents	$2,740	$2,605

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the six months ended October 31, 2012 and 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2012 and 2011

For the three months ended October 31, 2012, the Company had a net loss of $5,420, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three months ended October 31, 2011, the Company had a net loss of $6,135, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the six months ended October 31, 2012 and 2011

For the six months ended October 31, 2012, the Company had a net loss of $11,973, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the six months ended October 31, 2011, the Company had a net loss of $12,019, comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2012, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

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

*       Filed as an exhibit to the Company’s Form 10-K filed with the SEC on August 6, 2010, and incorporated herein by this reference.
**     Filed as an exhibit to the Company's registration statement on Form 10-SB filed with the SEC on July 31, 2002, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2012	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President, CEO and Director Principal Executive Officer Principal Financial/Accounting Officer