Form 10-K
period 2013-04-30
PREVENTION INSURANCE COM INC
filed 2013-08-02
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the Issuer’s most recently completed fiscal year April 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $660,051

As of August 1, 2013, there were 2,390,083 shares of Common Stock, $0.0001 par value per share.

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

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of July 23, 2013, 2,390,083 shares of Common Stock are issued and outstanding, and there are approximately 467 holders of record of the Common Stock.

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

None.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $9,218 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of April 30, 2013, the Company had assets equal to $9,218, comprised exclusively of cash. This compares with assets of $4,343, comprised exclusively of cash, as of April 30, 2012.  The Company’s current liabilities as of April 30, 2013 totaled $93,861 comprised of $18,861 of accounts payable and $75,000 due to a related party.  This compares with total liabilities of $54,044, comprised of $14,044 of accounts payable and $40,000 due to a related party, as of April 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

As of April 30, 2013, the Company has received an aggregate of $75,000 from Paragon Capital LP to pay for fees and expenses incurred by the Company in connection with its Securities Exchange Act reporting requirements evidenced by a written demand note.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2013 and 2012.

	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012

Net Cash (Used in) Operating Activities	$(30,126)		$(23,465)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$35,000		$20,000
Net Increase (Decrease) in Cash and Cash Equivalents	$4,874	$	(3,465)

Our financial statements reflect the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As of and for the two year period ended April 30, 2013, our auditors have issued a going concern opinion on our financial statements.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2013 and 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2013, the Company had a net loss of $34,943 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prevention Insurance.Com
New York, NY

We have audited the accompanying balance sheet of Prevention Insurance.Com as of April 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  Prevention Insurance.Com’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Prevention Insurance.Com will continue as a going concern.  As discussed in Note 2 to the financial statements, Prevention Insurance.Com has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 29, 2013

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

/s/ Santora CPA Group

July 27, 2012
Newark, Delaware

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	April 30, 2013	April 30, 2012

Current assets
Cash	$9,218	$4,343

Total current assets	9,218	4,343

Total assets	$9,218	$4,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$18,861	$14,044
Due to related party	75,000	40,000
Total current liabilities	93,861	54,044

Total liabilities	93,861	54,044

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 shares issued and outstanding	239	239
Additional paid in capital	4,228,717	4,228,717
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,050,503)	(4,050,503)
Accumulated deficit during development stage	(210,143)	(175,200)
Total stockholders' deficit	(84,644)	(49,701)

Total liabilities and stockholders' deficit	$9,218	$4,343

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From May 1, 2009
	For the Year Ended April 30,		(re-entrance into development stage)
	2013	2012	April 30, 2013
			(unaudited)

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating expenses
General and administrative	34,943	26,559	210,143
Total operating expenses	34,943	26,559	210,143

Loss from operations	(34,943)	(26,559)	(210,143)

Provision for income taxes	-	-	-

Net loss	$(34,943)	$(26,559)	$(210,143)

Earnings per common shares -
basic and dilutive net loss	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and dilutive	2,390,083	1,848,853

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated Deficit
					Additional			During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stage	(Deficit)

Balance, May 1, 2009 (unaudited)	-	$-	978,729	$98	$3,698,858	$(52,954)	$(4,050,503)	$-	$(404,501)

Issuance of warrants for cash to shareholder	-	-	-	-	90,000	-	-	-	90,000
Stock issued for conversino of note	-	-	16,000	2	399,998	-	-	-	400,000
Net loss	-	-	-	-	-	-	-	(103,350)	(103,350)
Balance, April 30, 2010 (unaudited)	-	$-	994,729	$100	$4,188,856	$(52,954)	$(4,050,503)	$(103,350)	$(17,851)

Issuance of warrants for cash to shareholder	-	-	-	-	40,000	-	-	-	40,000
Common stock - rounding of fractional sharesdue to reverse stock split	-	-	345	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(45,291)	(45,291)
Balance, April 30, 2011 (unaudited)	-	$-	995,074	$100	$4,228,856	$(52,954)	$(4,050,503)	$(148,641)	$(23,142)

Common stock-rounding of fractional shares due to reverse split	-	-	9	-	-	-	-	-	-
Conversion of warrants	-	-	1,395,000	139	(139)				-
Net loss	-	-	-	-	-	-		(26,559)	(26,559)
Balance, April 30, 2012	-	$-	2,390,083	$239	$4,228,717	$(52,954)	$(4,050,503)	$(175,200)	$(49,701)

Net loss	-	-	-	-	-	-		(34,943)	(34,943)
Balance, April 30, 2013	-	$-	2,390,083	$239	$4,228,717	$(52,954)	$(4,050,503)	$(210,143)	$(84,644)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From May 1, 2009
	For the Year Ended April 30,		(re-entrance into development stage)
	2013	2012	April 30, 2013
			(unaudited)
Cash flows from operating activities:
Net loss	$(34,943)	$(26,559)	$(210,143)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Change in operating assets and liabilities:
Accounts payable	4,817	3,094	10,108
Net cash flows used in operating activities	(30,126)	(23,465)	(200,035)

Cash flows from financing activities:
Proceeds from advances from related party	35,000	20,000	75,000
Proceeds from issaunce of warants	-	-	130,000
Net cash flows provided by financing activities	35,000	20,000	205,000

Net change in cash	4,874	(3,465)	4,965

Cash and cash equivalents, beginning of period	4,344	7,808	4,253

Cash and cash equivalents, end of period	$9,218	$4,343	$9,218

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of 1,395,000 shares of common stock for the exercise of warrants	$-	$155,000	$155,000
Conversino of note payable for shares of common stock	$-	$-	$400,000

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

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

As of April 30, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

The weighted-average number of common shares outstanding for computing basic EPS for the years ended April 30, 2013 and 2012 were 2,390,083 and 1,848,853, respectively, as adjusted for the reverse stock split effective April 27, 2011.

Revenue Recognition

For the years ended April 30, 2013 and 2012, the Company did not realize any revenue.

Stock Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2013 and 2012, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Uncertain Tax Positions

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements

Subsequent Events

The Company has evaluated all transactions from April 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of April 30, 2013, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

NOTE 2. GOING CONCERN

As of April 30, 2013 and 2012, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of April 30, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

For the year ended April 30, 2013, the Company reported a net loss of $34,943 and has reported an accumulated deficit of $4,260,646 as of April 30, 2013.

NOTE 3. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2013, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the year ended April 30, 2013 and 2012, the rent expense was zero.

NOTE 4.  STOCKHOLDERS’ EQUITY

Stock

As of April 30, 2013, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the year ended April 30, 2013

During the year ended April 30, 2013, the Company did not issue any shares of common or preferred stock.

For the year ended April 30, 2012

During the year ended April 30, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

During the year ended April 30, 2012, the Company did not issue any shares of preferred stock.

Warrants

During the year ended April 30, 2013, the Company did not issue any warrants.

As of April 30, 2013, the warrants that Mr. Goldsmith held expired.

For the year ended April 30, 2012

During the year ended April 30, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

As of April 30, 2012, Mr. Goldsmith held warrants that were exercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.  Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds was extended to April 30, 2013.

NOTE 5. INCOME TAXES

As of April 30, 2013, the Company had a federal net operating loss carryforward of approximately $793,000, which expires through 2033. This carryforward is limited due to the change in control that took place in the year ended April 30, 2008 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

As of April 30, 2013, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. Federal Statutory Tax rates:

	Year Ended April 30,
	2013	2012

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions

As of April 30, 2013 and 2012, the total amount of gross unrecognized tax benefits and gross interest and penalties were zero.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2013, the Company had an aggregate of $75,000 non-interest bearing demand notes payable to Paragon Capital LP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”)) as of April 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2013 or 2012 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

As of April 30, 2013, the Company had an aggregate of $75,000 written non-interest bearing demand notes payable to Paragon Capital LP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Alan P. Donenfeld	56	President, CEO and Director

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2013 and written representations that no other reports were required, the Company believes no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s sole officer and director:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Alan P. Donenfeld	2013	None	None	None	None	None
President, CEO and Director	2012	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 29, 2013 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended April 30, 2013, the Company received an aggregate of $35,000 from paragon Capital LP, an affiliate of our sole officer and director, to pay for fees and expenses (“Advances”). As of April 30, 2013, the total amount due to Paragon Capital LP under written demand notes for Advances is $75,000,. On June 5, 2012, the Company issued a demand promissory note to Paragon Capital LP for additional Advances of $20,000 (the “Demand Note’). The Demand Note bears no annual interest and is due and payable on demand. A copy of the Demand Note is attached as an exhibit to the Form 10-K filed with the SEC on July 27, 2012 and incorporated herein by this reference.

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

GBH, CPAs, PC is the Company’s current independent registered public accounting firm.

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

2013	$ $	6,000 9,000	GBH, CPAs, PC Santora CPA Group
2012		$8,000	Santora CPA Group

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	GBH, CPAs, PC
2012	$0	Santora CPA Group

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2013	$0	GBH, CPAs, PC
2012	$0	Santora CPA Group

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	GBH, CPAs, PC
2012	$0	Santora CPA Group

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

_____________________
* Page F-1 follows page 12 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
* 3.1	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011

** 3.2	Bylaws

*** 10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012

23.1	Consent of Santora CPA Group

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2013.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: August 1, 2013	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President, CEO and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	August 1, 2013
Alan P. Donenfeld	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)