Form 10-Q
period 2013-07-31
PREVENTION INSURANCE COM INC
filed 2013-09-16
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2013

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

As of September 16, 2013, there were 2,390,083 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	July 31, 2013	April 30, 2013
ASSETS
Current assets
Cash	$4,187	$9,218

Total current assets	4,187	9,218

Total assets	$4,187	$9,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,799	$18,862
Due to related party	80,000	75,000

Total current liabilities	96,799	93,862

Total liabilities	96,799	93,862

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,083 shares issued and outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,050,503)	(4,050,503)
Accumulated deficit during the development stage	(218,111)	(210,143)

Total stockholders' deficit	(92,612)	(84,644)

Total liabilities and stockholders' deficit	$4,187	$9,218

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From May 1, 2009
	For the three months ended		(re-entrance into
	July 31,		development stage)
	2013	2012	July 31, 2013

Revenue	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	7,968	6,553	218,111

Net loss	$(7,968)	$(6,553)	$(218,111)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	2,390,083	2,390,083

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From May 1, 2009
	For the three months ended		(re-entrance into
	July 31,		development stage)
	2013	2012	July 31, 2013

Cash flows from operating activities:
Net loss	$(7,968)	$(6,553)	$(218,111)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable	(2,063)	(3,470)	8,045
Net cash used in operating activities	(10,031)	(10,023)	(210,066)

Cash flows from financing activities:
Proceeds from related party advances	10,000	20,000	85,000
Repayment of related party advances	(5,000)	-	(5,000)
Proceeds from issuance of warrants	-	-	130,000
Net cash provided by financing activities	5,000	20,000	210,000

Net change in cash	(5,031)	9,977	(66)

Cash, beginning of period	9,218	4,343	4,253

Cash, end of period	$4,187	$14,320	4,187

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	-
Interest paid	$-	$-	-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. In 2005, the Company added a second line of business and had been focused on its development of its ATM machine sale operations.    On December 28, 2007, the Company entered into an agreement wherein the Company had a change in control which resulted in the divestiture of the ATM division “Quick Pay”. The Company divested itself of the ATM machine sales operations on October 31, 2008.  The Company re-entered the development stage on May 1, 2009.

As of July 31, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.    The Company’s business is to pursue a business combination through acquisition of, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.   The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the SEC.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.  During the three months ended July 31, 2013 and 2012, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2.           GOING CONCERN

As of July 31, 2013, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of July 31, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

As of and for the three months ended July 31, 2013, the Company reported a net loss of $7,968 and has reported an accumulated deficit of $4,050,503.

NOTE 3.           COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2013, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.    For the three months ended July 31, 2013 and 2012, the rent expense was zero.

NOTE 4.           STOCKHOLDERS’ EQUITY

As of July 31, 2013, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the three months  ended July 31, 2013

During the three months ended July 31, 2013, the Company did not issue any shares of common or preferred stock.

For the three months ended July 31, 2012

During the three months ended July 31, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

Reverse stock split

Effective April 27, 2011, the Company authorized a 100-to-1 reverse stock split and a change in par value to $0.0001 per common share. In addition, the par value of all the 10,000,000 shares of preferred stock authorized was changed to $0.0001.

Warrants

For the three months ended July 31, 2013

During the three months ended July 31, 2013, the Company did not issue any warrants.

For the three months ended July 31, 2012

During the three months ended April 30, 2012, the Company issued 1,395,000 common shares for the cash-less exercise of all of the warrants that were being held by Paragon Capital LP.

As of April 30, 2012, Mr. Goldsmith held warrants that were exercisable into 100,000 common shares of the Company at an exercise price of $1.00 per share post-reverse stock split effective April 27, 2011.    Pursuant to the agreement with Mr. Goldsmith of March 8, 2010, the exercise period for the warrants that Mr. Goldsmith holds was extended to April 30, 2013.    As of April 30, 2013, the warrants that Mr. Goldsmith held expired.

NOTE 5.           RELATED PARTY TRANSACTIONS

Due to Related Party

As of July 31, 2013, the Company had an aggregate $80,000 in non-interest bearing demand notes payable to Paragon Capital, LP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Description of Business

Prevention Insurance.com (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)       filing Exchange Act reports, and
(ii)      investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,187 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2013, the Company had assets of $4,187, comprised exclusively of cash.  This compares with assets of $9,218, comprised exclusively of cash, as of April 30, 2013.  The Company’s current liabilities as of July 31, 2013 totalled $96,799, comprised of $16,799 of accounts payable and $80,000 due to a related party This compares with current liabilities of $93,862, comprised of $18,862 of accounts payable and $75,000 due to a related party, as of April 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Three Months Ended July 31, 2013 and 2012.

	Three Months Ended July 31, 2013	Three Months Ended July, 2012
Net Cash Used in Operating Activities	$(10,031)	$(10,023)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$5,000	$20,000
Net Change in Cash and Cash Equivalents	$(5,031)	$9,977

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended July 31, 2013 and 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.   The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2013, the Company had a net loss of $7,968, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the three months ended July 31, 2012, the Company had a net loss of $6,553, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.    Based on management’s assessment over financial reporting, management believes as of July 31, 2013, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

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

Dated: September 16, 2013	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President, CEO and Director Principal Executive Officer Principal Financial/Accounting Officer