Form 10-Q
period 2013-10-31
PREVENTION INSURANCE COM INC
filed 2013-12-16
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 16, 2013, there were 2,390,081 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2013	April 30, 2013

Current assets
Cash	$1,039	$9,218

Total current assets	1,039	9,218

Total assets	$1,039	$9,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,474	$18,861
Due to related party	86,000	75,000

Total current liabilities	101,474	93,861

Total liabilities	101,474	93,861

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,081 shares issued and outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,050,503)	(4,050,503)
Accumulated deficit during the development stage	(225,934)	(210,143)

Total stockholders' deficit	(100,435)	(84,644)

Total liabilities and stockholders' deficit	$1,039	$9,218

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From May 1, 2009
	For the three months ended		For the six months ended		(re-entrance into development stage)
	October 31,		October 31,		to October 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	7,823	5,420	15,791	11,973	225,934

Net loss	$(7,823)	$(5,420)	$(15,791)	$(11,973)	$(225,934)

Earnings per common share - basic and dilutive net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	2,390,081	2,390,081	2,390,081	2,390,081

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From May 1, 2009
	For the six months ended		(re-entrance into development stage)
	October 31,		to October 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(15,791)	$(11,973)	$(225,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(3,388)	(5,287)	6,720

Net cash used in operating activities	(19,179)	(17,260)	(219,214)

Cash flows from financing activities:
Proceeds from related party advances	25,000	20,000	100,000
Repayment of related party advances	(14,000)	-	(14,000)
Proceeds from issuance of warrants	-	-	130,000
Net cash provided by financing activities	$11,000	20,000	216,000

Net change in cash	(8,179)	2,740	(3,214)

Cash, beginning of period	9,218	4,343	4,253

Cash, end of period	$1,039	$7,083	$1,039

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
NOTES TO FINANCIAL STATEMENTS
October 31, 2013
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

As of October 31, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition of, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.  During the six months ended October 31, 2013 and 2012, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2.           GOING CONCERN

As of October 31, 2013, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2013, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

NOTE 3.           COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2013, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the six months ended October 31, 2013 and 2012, the rent expense was zero.

NOTE 4.           STOCKHOLDERS’ EQUITY

As of October 31, 2013, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the six months ended October 31, 2013

During the six months ended October 31, 2013, the Company did not issue any shares of common or preferred stock.

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

Warrants

For the six months ended October 31, 2013

During the six months ended October 31, 2013, the Company did not issue any warrants.

For the six months ended October 31, 2012

During the six months ended October 31, 2012, the Company did not issue any warrants.

NOTE 5.           RELATED PARTY TRANSACTIONS

Due to Related Party

As of October 31, 2013, the Company had an aggregate $86,000 in non-interest bearing demand notes payable to Paragon Capital, LP.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,039 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2013, the Company had assets of $1,039, comprised exclusively of cash.  This compares with assets of $9,218, comprised exclusively of cash, as of April 30, 2013.  The Company’s current liabilities as of October 31, 2013 totaled $101,474, comprised of $15,474 of accounts payable and $86,000 due to a related party. This compares with current liabilities of $93,861, comprised of $18,861 of accounts payable and $75,000 due to a related party, as of April 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2013 and 2012 and the period from May 1, 2009 (the date the Company re-entered development stage through October 31, 2013.

	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012	From May 1, 2009 (re-entrance into development stage) to October 31, 2013
Net Cash Used in Operating Activities	$(19,179)	$(17,260)	$(219,214)
Net Cash Used in Investing Activities	$-	$-	-
Net Cash Provided by Financing Activities	$11,000	$20,000	$216,000
Net Change in Cash	$(8,179)	$2,740	$(3,214)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the six months ended October 31, 2013 and 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2013 and 2012

For the three months ended October 31, 2013, the Company had a net loss of $7,823, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended October 31, 2012, the Company had a net loss of $5,420, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended October 31, 2013 and 2012

For the six months ended October 31, 2013, the Company had a net loss of $15,791, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended October 31, 2012, the Company had a net loss of $11,973, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from May 1, 2009 (re-entrance into development stage) to October 31, 2013

For the period from May 1, 2009 to October 31, 2013, the Company had a net loss of 225,934, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2013, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on August 6, 2010, and incorporated herein by this reference.
**	Filed as an exhibit to the Company's registration statement on Form 10-SB filed with the SEC on October 31, 2002, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2013	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President, CEO and Director Principal Executive Officer Principal Financial/Accounting Officer