Form 10-K
period 2014-04-30
PREVENTION INSURANCE COM INC
filed 2014-07-29
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

c/o Paragon Capital LP

110 East 59th Street, 22nd Floor

New York, NY 10022

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (212) 593-1600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $73,007.

As of July 29, 2014, there were 2,390,083 shares of Common Stock, $0.0001 par value per share.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Prevention Insurance” in this Annual Report collectively refers to Prevention Insurance.com.

Item 1. Business.

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

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's sole director may resign and one or more new directors may be appointed by our majority stockholder.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management with the consent of our majority stockholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

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

Corporate Information

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Item 3. Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of July 29, 2014, 2,390,083 shares of Common Stock are issued and outstanding, and there are approximately 467 holders of record of the Common Stock.

Preferred Stock:

Our Articles of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Plan of Operations

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,990 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be our majority shareholder, Paragon, or certain of its affiliates.  Alan Donenfeld, our sole officer and director, is also the managing member of the General Partner of Paragon. There is currently no signed agreement or preliminary agreements or understandings between us and Paragon. Any finder’s fees paid to Paragon will be comparable with unaffiliated third party fees.

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2014 and 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2014, the Company had a net loss of $33,700 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the fiscal year ended April 30, 2013, the Company had a net loss of $34,943 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

Liquidity and Capital Resources

As of April 30, 2014, the Company had assets equal to $1,990, comprised exclusively of cash. This compares with assets of $9,218, comprised exclusively of cash, as of April 30, 2013.  The Company’s current liabilities as of April 30, 2014 totaled $120,333 comprised of $20,333 of accounts payable and $100,000 due to a related party.  This compares with total liabilities of $93,861, comprised of $18,861 of accounts payable and $75,000 due to a related party, as of April 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

As of April 30, 2014, the Company has received an aggregate of $100,000 from Paragon Capital LP to pay for fees and expenses incurred by the Company in connection with its Securities Exchange Act reporting requirements evidenced by a written demand note.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2014 and 2013.

	Fiscal Year Ended April 30, 2014	Fiscal Year Ended April 30, 2013

Net Cash Used in Operating Activities	$(32,228)	$(30,126)
Net Cash Provided by Financing Activities	$25,000	$35,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(7,228)	$4,874

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

As of and for the two year period ended April 30, 2014, our auditors have issued a going concern opinion on our financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prevention Insurance.Com
New York, NY

We have audited the accompanying balance sheets of Prevention Insurance.Com as of April 30, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Prevention Insurance.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
July 29, 2014

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2014	April 30, 2013

ASSETS

Current assets
Cash	$1,990	$9,218

Total current assets	1,990	9,218

Total assets	$1,990	$9,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,333	$18,861
Due to related party	100,000	75,000
Total current liabilities	120,333	93,861

Total liabilities	120,333	93,861

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, par value $0.0001; 10,000,000 shares authorized;
zero shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 shares issued and outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 24,142 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,050,503)	(4,050,503)
Accumulated deficit during development stage	(243,842)	(210,142)
Total stockholders' deficit	(118,343)	(84,643)

Total liabilities and stockholders' deficit	$1,990	$9,218

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the years ended
	April 30,
	2014	2013

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses
General and administrative	33,700	34,942
Total operating expenses	33,700	34,942

Loss from operations	(33,700)	(34,942)

Provision for income taxes	-	-

Net loss	$(33,700)	$(34,942)

Earnings per common shares - basic and dilutive net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	2,390,083	2,390,083

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

								Accumulated
								Deficit
					Additional			During	Stockholders'
	Preferred Stock		Common Stock		Paid -In	Treasury	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stage	(Deficit)

Balance, April 30, 2012	-	-	2,390,083	$239	$4,228,717	$(52,954)	$(4,050,503)	$(175,200)	(49,701)

Net loss	-	-	-	-	-	-	-	(34,942)	(34,942)
Balance, April 30, 2013	-	-	2,390,083	$239	$4,228,717	$(52,954)	$(4,050,503)	$(210,142)	(84,643)

Net loss	-	-	-	-	-	-	-	(33,700)	(33,700)
Balance, April 30, 2014	-	-	2,390,083	$239	$4,228,717	$(52,954)	$(4,050,503)	$(243,842)	(118,343)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(33,700)	$(34,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	1,472	4,817
Net cash flows used in operating activities	(32,228)	(30,125)

Cash flows from financing activities:
Proceeds from advances from related party	39,000	35,000
Repayment of related party advances	(14,000)	-

Net cash flows provided by financing activities	25,000	35,000

Net change in cash	(7,228)	4,875

Cash and cash equivalents, beginning of year	9,218	4,344

Cash and cash equivalents, end of year	$1,990	$9,219

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2014

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

The weighted-average number of common shares outstanding for computing basic and fully diluted EPS for the years ended April 30, 2014 and 2013 were 2,390,083 and 2,390,083, respectively.

Revenue Recognition

For the years ended April 30, 2014 and 2013, the Company did not realize any revenue.

Stock Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2014 and 2013, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from April 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of April 30, 2014, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended April 30, 2014.

NOTE 2. GOING CONCERN

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

For the year ended April 30, 2014, the Company reported a net loss of $33,700 and has reported an accumulated deficit of $4,294,345 as of April 30, 2014.

NOTE 3. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2014, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the year ended April 30, 2014 and 2013, the rent expense was zero.

NOTE 4.  STOCKHOLDERS’ EQUITY

Stock

As of April 30, 2014, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

During the years ended April 30, 2014 and 2013, the Company did not issue any shares of common or preferred stock.

Warrants

During the years ended April 30, 2014 and 2013, the Company did not issue any warrants.

NOTE 5. INCOME TAXES

As of April 30, 2014, the Company had a federal net operating loss carryforward of approximately $827,000, which expires through 2034. This carryforward is limited due to the change in control that took place in the year ended April 30, 2008 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. As of April 30, 2014, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. Federal Statutory Tax rates:

	Year Ended April 30,
	2013	2012

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions

As of April 30, 2014 and 2013, the total amount of gross unrecognized tax benefits and gross interest and penalties were zero.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2014, the Company had an aggregate of $100,000 non-interest bearing demand notes payable to Paragon Capital LP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2014 or 2013 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended April 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

As of April 30, 2014, the Company had an aggregate of $100,000 written non-interest bearing demand notes payable to Paragon Capital LP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Alan P. Donenfeld	57	President, CEO and Director

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

Family Relationships amongst Directors and Officers:

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2014 and written representations that no other reports were required, the Company believes no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Audit and Compensation Committee

The Board of Directors acts as the audit committee and compensation committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2014 and 2013 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Alan P. Donenfeld President, CEO and Director	2014 2013	None None	None None	None None	None None	None None	None None

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

Employment Agreements

We do not have any employment agreements with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 29, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Alan P. Donenfeld (1)	2,109,286	(2)	88.25%
Paragon Capital LP	2,109,286		88.25%
All officers and directors as a group (1 individual)	2,109,286		88.25%

(1)	Alan Donenfeld serves as the Company’s sole officer and director.

(2)	Represents 2,109,286 shares of Common Stock owned of record by Paragon Capital LP (“Paragon”). Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon. Therefore, Mr. Donenfeld may be deemed to be the beneficial owner of the securities held by Paragon since he has sole voting and investment control over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended April 30, 2014, the Company received an aggregate of $39,000 from paragon Capital LP, an affiliate of our sole officer and director, to pay for fees and expenses (“Advances”). As of April 30, 2014, the total amount due to Paragon Capital LP under written demand notes for Advances is $100,000. The Demand Notes bear no annual interest and are due and payable on demand.

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

Item 14. Principal Accountant Fees and Services.

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

2014		$12,700	GBH CPAs, PC

2013	$ $	6,000 9,000	GBH CPAs, PC Santora CPA Group

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0
2013	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2014	$0
2013	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2014	$0
2013	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

_____________________

* Page F-1 follows page 12 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
* 3.1(i)	Amended and Restated Articles of Incorporation

** 3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011

* 3.2	Bylaws

*** 10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: July 29, 2014	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	July 29, 2014
Alan P. Donenfeld	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

