Form 10-Q
period 2014-07-31
PREVENTION INSURANCE COM INC
filed 2014-09-16
CIK 1134982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

 TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  _________

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

As of September 12, 2014, there were 2,390,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2014	April 30, 2014

ASSETS

Current assets
Cash	7,260	$1,990

Total current assets	7,260	1,990

Total assets	7,260	$1,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	12,299	$20,333
Due to related party	120,000	100,000

Total current liabilities	132,299	120,333

Total liabilities	132,299	120,333

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero shares issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,083 shares issued and 2,390,081 shares outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,301,041)	(4,294,345)

Total stockholders' deficit	(125,039)	(118,343)

Total liabilities and stockholders' deficit	7,260	$1,990

See accompanying notes to financial statements.

1

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	July 31,
	2014	2013

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	6,696	7,968

Net loss	$(6,696)	$(7,968)

Loss per common shares - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	2,390,083	2,390,083

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	July 31,
	2014	2013

Cash flows from operating activities
Net loss	$(6,696)	$(7,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(8,034)	(2,063)
Net cash used in operating activities	(14,730)	(10,031)

Cash flows from financing activities:
Proceeds from related party advances	20,000	10,000
Repayment of related party advances	-	(5,000)
Net cash provided by financing activities	20,000	5,000

Net change in cash	5,270	(5,031)

Cash, beginning of period	1,990	9,218

Cash, end of period	$7,260	$4,187

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

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

As of July 31, 2014, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.    The Company’s business is to pursue a business combination through acquisition of, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.   The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 as filed with the SEC.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.  During the three months ended July 31, 2014 and 2013, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended July 31, 2014.

NOTE 2.               GOING CONCERN

As of July 31, 2014, the Company’s financial statements are prepared using GAAP in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2014, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3.              COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2014, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company. Accordingly, for the three months ended July 31, 2014 and 2013, the rent expense was zero.

NOTE 4.              STOCKHOLDERS’ EQUITY

As of July 31, 2014, the authorized stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the three months ended July 31, 2014 and 2013

During the three months ended July 31, 2014 and 2013, the Company did not issue any shares of common or preferred stock.

NOTE 5.              RELATED PARTY TRANSACTIONS

Due to Related Party

As of July 31, 2014, the Company had an aggregate $120,000 in non-interest bearing demand notes payable to Paragon Capital, LP which was founded and managed by the CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $7,260 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2014, the Company had assets of $7,260, comprised exclusively of cash.  This compares with assets of $1,990, comprised exclusively of cash, as of April 30, 2014.  The Company’s current liabilities as of July 31, 2014 totaled $132,999, comprised of $12,299 of accounts payable and $120,000 due to a related party. This compares with current liabilities of $120,333, comprised of $20,333 of accounts payable and $100,000 due to a related party, as of April 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2014 and 2013.

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
Net Cash Used in Operating Activities	$(14,730)	$(10,031)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$5,000
Net Change in Cash	$5,270	$(5,031)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended July 31, 2014 and 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2014 and 2013

For the three months ended July 31, 2014, the Company had a net loss of $6,696, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2014, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: September 16, 2014	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

