Form 10-Q
period 2015-01-31
PREVENTION INSURANCE COM INC
filed 2015-03-25
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 25, 2015, there were 2,390,081 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2015	April 30, 2014

Current assets
Cash	$2,966	$1,990

Total current assets	2,966	1,990

Total assets	$2,966	$1,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$24,904	$20,333
Due to related party	127,000	100,000

Total current liabilities	151,904	120,333

Total liabilities	151,904	120,333

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares; zero shares issued	—	—
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,083 shares issued and 2,390,081 shares outstanding	239	239
Additional paid-in capital	4,228,717	4,228,717
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,324,940)	(4,294,345)

Total stockholders' deficit	(148,938)	(118,343)

Total liabilities and stockholders' deficit	$2,966	$1,990

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	10,993	10,344	30,595	26,135

Net loss	$(10,993)	$(10,344)	$(30,595)	$(26,135)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	2,390,081	2,390,081	2,390,081	2,390,081

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(30,595)	$(26,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(4,571)	(1,074)
Net cash used in operating activities	(26,024)	(27,208)

Cash flows from financing activities:
Proceeds from related party advances	27,000	20,000
Net cash provided by financing activities	27,000	20,000

Net change in cash	976	(7,208)

Cash and cash equivalents, beginning of period	1,990	9,218

Cash and cash equivalents, end of period	$2,966	$2,010

Supplemental disclosure of cash flow information:
Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

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

As of January 31, 2015, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition of, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.  During the nine months ended January 31, 2015 and 2014, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

NOTE 2.         GOING CONCERN

As of January 31, 2015, the Company’s financial statements are prepared using GAAP in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2015, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. The Company has suffered recurring losses and currently has a working capital deficit and a stockholders’ deficit. No adjustments have been made that might be necessary if the Company is unable to continue as a going conern. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3.         COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of January 31, 2015, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company. Accordingly, for the nine months ended January 31, 2015 and 2014, the rent expense was zero.

NOTE 4.         STOCKHOLDERS’ EQUITY

As of January 31, 2015, the authorized stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

For the nine months ended January 31, 2015 and 2014

During the nine months ended January 31, 2015 and 2014, the Company did not issue any shares of common or preferred stock.

NOTE 5.         RELATED PARTY TRANSACTIONS

Due to Related Party

As of January 31, 2015, the Company had an aggregate $127,000 in non-interest bearing demand notes payable to Paragon Capital, LP which was founded and is managed by the Company’s CEO.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,966 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of January 31, 2015, the Company had assets of $2,966, comprised exclusively of cash.  This compares with assets of $1,990, comprised exclusively of cash, as of April 30, 2014.  The Company’s current liabilities as of January 31, 2015 totaled $151,904, comprised of $24,904 of accounts payable and $127,000 due to a related party. This compares with current liabilities of $120,333, comprised of $20,333 of accounts payable and $100,000 due to a related party, as of April 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2015 and 2014.

	Nine Months Ended January 31, 2015	Nine Months Ended January 31, 2014
Net Cash Used in Operating Activities	$(26,024)	$(27,208)
Net Cash Used in Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$27,000	$20,000
Net Change in Cash	$976	$(7,208)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the nine months ended January 31, 2015 and 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2015 and 2014

For the three months ended January 31, 2015, the Company had a net loss of $10,993, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended January 31, 2014, the Company had a net loss of $10,344, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the nine months ended January 31, 2015 and 2014

For the nine months ended January 31, 2015, the Company had a net loss of $30,595, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of January 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of January 31, 2015, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit		Description
* 3.1	(i)	Amended and Restated Articles of Incorporation

** 3.1	(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011

* 3.2		Bylaws

31.1		Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL INSTANCE DOCUMENT

101.SCH		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL		XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF		XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB		XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE		XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2002 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2015	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

