Form 10-K
period 2015-04-30
PREVENTION INSURANCE COM INC
filed 2015-10-23
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $70,200.

As of October 22, 2015, there were 2,390,081 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Corporate Information

Our current administrative office is located at: c/o Paragon Capital LP, 110 East 59th Street, 22nd Floor, New York, NY 10022.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB under the trading symbol “PVNC.”  The OTCQB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company”, as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of April 30, 2015, there were approximately 467 holders of record of the Common Stock.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $516 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2015 and 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2015, the Company had a net loss of $39,709 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the fiscal year ended April 30, 2014, the Company had a net loss of $33,700 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

Liquidity and Capital Resources

As of April 30, 2015, the Company had assets equal to $516, comprised exclusively of cash. This compares with assets of $1,990, comprised exclusively of cash, as of April 30, 2014.  The Company’s current liabilities as of April 30, 2015 totaled $141,068 comprised of $14,068 of accounts payable and $127,000 due to a related party.  This compares with total liabilities of $120,333 comprised of $20,333 of accounts payable and $100,000 due to a related party, as of April 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

During the year ended April 30, 2015, the Company entered into April Convertible Note (defined under Item 9 below). The April Convertible Note is due on August 31, 2017, bears an interest rate of 6% per annum, compounded and to be paid at August 31, 2017. While the April Convertible Note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note share be convertible into shares of Common Stock of the Company at $0.01 per share.

As of April 30, 2015, the Company has received an aggregate of $127,000 from Paragon to pay for fees and expenses incurred by the Company in connection with its Securities Exchange Act reporting requirements evidenced by a written demand note.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2015 and 2014.

	Fiscal Year Ended April 30, 2015	Fiscal Year Ended April 30, 2014

Net Cash Used in Operating Activities	$(45,975)	$(32,228)
Net Cash Provided by Financing Activities	$44,500	$25,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,475)	$(7,228)

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prevention Insurance.Com
New York, NY

We have audited the accompanying balance sheets of Prevention Insurance.Com (the “Company”) as of April 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Prevention Insurance.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 15, 2015

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2015	April 30, 2014
ASSETS
Current assets
Cash	$516	$1,990

Total current assets	516	1,990

Total assets	$516	$1,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$14,068	$20,333
Due to related party	127,000	100,000
Total current liabilities	141,068	120,333

Long-term liabilities
Convertible debenture - related party, net of debt discount of $17,500 and $0, respectively	-	-

Total liabilities	141,068	120,333

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
2,390,083 shares issued and 2,390,081 shares outstanding	239	239
Additional paid in capital	4,246,217	4,228,717
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,334,054)	(4,294,345)
Total stockholders' deficit	(140,552)	(118,343)

Total liabilities and stockholders' deficit	$516	$1,990

See accompanying notes to financial statements.

F-3

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2015	2014

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative	39,709	33,700

Net loss	$(39,709)	$(33,700)

Loss per common share - basic and dilutive	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	2,390,081	2,390,081

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2013	-	$-	2,390,083	$239	$4,228,717	$(52,954)	$(4,260,645)	$(84,643)

Net loss	-	-	-	-	-	-	(33,700)	(33,700)
Balance, April 30, 2014	-	$-	2,390,083	$239	$4,228,717	$(52,954)	$(4,294,345)	$(118,343)

Discount on related party convertible debenture	-	-	-	$-	$17,500	$-	$-	$17,500

Net loss	-	-	-	-	-	-	(39,709)	(39,709)
Balance, April 30, 2015	-	$-	2,390,083	$239	$4,246,217	$(52,954)	$(4,334,054)	$(140,552)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(39,709)	$(33,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(6,265)	1,472
Net cash flows used in operating activities	(45,974)	(32,228)

Cash flows from financing activities:
Proceeds from advances from related party	27,000	39,000
Repayment of related party advances	-	(14,000)
Proceeds from convertible debentures - related party	17,500	-
Net cash flows provided by financing activities	44,500	25,000

Net change in cash	(1,474)	(7,228)

Cash and cash equivalents, beginning of period	1,990	9,218

Cash and cash equivalents, end of period	$516	$1,990

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

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

Revenue Recognition

For the years ended April 30, 2015 and 2014, the Company did not realize any revenue.

Stock Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2015 and 2014, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from April 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of April 30, 2015, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2015, the Company reported a net loss of $39,709 and has reported an accumulated deficit of $4,334,054 as of April 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of April 30, 2015, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company.  For the years ended April 30, 2015 and 2014, the rent expense was zero.

NOTE 4. CONVERTIBLE NOTE PAYABLE

During the year ended April 30, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP in the amount of $17,500. The note is due on August 31, 2017, bears an interest rate of 6% per annum, compounded and to be paid at August 31, 2017. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note share be convertible into shares of Common Stock of the Company at $0.01 per share.

NOTE 5.  STOCKHOLDERS’ EQUITY

Stock

As of April 30, 2015, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

During the years ended April 30, 2015 and 2014, the Company did not issue any shares of common or preferred stock.

NOTE 6. INCOME TAXES

As of April 30, 2015, the Company had a federal net operating loss carryforward of approximately $867,000, which expires beginning in 2017 and through 2035. This carryforward is limited due to the change in control that took place in the year ended April 30, 2008 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. As of April 30, 2015, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the provision (benefit) for taxes to the U.S. Federal statutory tax rates:

	Year Ended April 30,
	2015	2014

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

NOTE 8. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2015, the Company had an aggregate of $127,000 non-interest bearing demand notes payable to Paragon Capital LP.

NOTE 9. SUBSEQUENT EVENTS

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP for a new promissory note in the aggregate amount of $127,000. The note is due on August 31, 2017 and bears an interest rate of 6% per annum. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note share be convertible into shares of Common Stock of the Company at $0.01 per share.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP in the amount of $35,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note share be convertible into shares of Common Stock of the Company at $0.01 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2015 or 2014 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended April 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On April 22, 2015, the Company issued a convertible promissory note (the “April Exchange Note”) to Paragon in exchange for $17,500 in cash. On August 31, 2015, the Company also exchanged $127,000 non-interest bearing demand notes payable to Paragon for a convertible promissory note (the “August Exchange Note”) issued to Paragon in the principal amount of $127,000. On August 31, 2015, an additional convertible promissory note (the “August Convertible Note” and together with the April Convertible Note and August Exchange Note, the “Convertible Notes”) in the principal amount of $35,000 was also issued to Paragon. All of the Convertible Notes mature on August 31, 2017 (the “Maturity Date”), bear an interest rate of 6% per annum, compounded and to be paid at the Maturity Date. Pursuant to the terms and conditions of the Convertible Notes, the outstanding principal amount plus all unpaid accrued interest will be convertible into shares of Common Stock at a conversion price equal to $0.01 per share. The Convertible Notes were issued in transactions that were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and we did not engage in any form of general solicitation or general advertising in making the offering.

Assuming full conversion of the outstanding balance of the Convertible Notes at the Maturity Date, the Company will have 22,484,908 shares of Common Stock outstanding.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Alan P. Donenfeld	58	President, CEO and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2015 and written representations that no other reports were required, the Company believes no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2015 and 2014 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Alan P. Donenfeld President, CEO and Director	2015 2014	None None	None None	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 21, 2015 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 2,390,081 shares of Common Stock outstanding as of October 21, 2015. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Alan P. Donenfeld (1)	2,109,286	(2)	88.3%
Paragon Capital LP	2,109,286		88.3%
All officers and directors as a group (1 individual)	2,109,286		88.3%

(1)	Alan Donenfeld serves as the Company’s sole officer and director.

(2)	Represents 2,109,286 shares of Common Stock owned of record by Paragon Capital LP (“Paragon”). Alan P. Donenfeld, our sole officer and director, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon. Therefore, Mr. Donenfeld may be deemed to be the beneficial owner of the securities held by Paragon since he has sole voting and investment control over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 22, 2015, the Company issued the April Convertible Note to Paragon in exchange for $17,500 cash. On August 31, 2015, the Company also exchanged $127,000 non-interest bearing demand notes payable to Paragon for the August Exchange Note issued to Paragon in the principal amount of $127,000. On August 31, 2015, the August Convertible Note in the principal amount of $35,000 was also issued to Paragon. All of the Convertible Notes mature on August 31, 2017 (otherwise referred to herein as the Maturity Date), bear an interest rate of 6% per annum, compounded and to be paid at the Maturity Date. Pursuant to the terms and conditions of the Convertible Notes, the outstanding principal amount plus all unpaid accrued interest will be convertible into shares of Common Stock at a conversion price equal to $0.01 per share.

During the year ended April 30, 2014, the Company received an aggregate of $9,500 from Paragon Capital LP, an affiliate of our sole officer and director, to pay for fees and expenses (“Advances”). As of April 30, 2015 the total amount due to Paragon Capital LP under written demand notes for Advances is $127,000. The Demand Notes bear no annual interest and are due and payable on demand.

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

2015	$13,650	GBH CPAs, PC

2014	$12,700	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0
2015	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2015	$0
2014	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2015	$0
2014	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

* Page F-1 follows page 12 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (3)

10.2	Form of Convertible Promissory Note issued to Paragon Capital*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: October 23, 2015	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	October 23, 2015
Alan P. Donenfeld	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

