Form 10-Q
period 2015-07-31
PREVENTION INSURANCE COM INC
filed 2015-11-16
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of October 28, 2015, there were 2,390,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2015	April 30, 2015
ASSETS
Current assets
Cash	$516	$516

Total current assets	516	516

Total assets	$516	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$30,933	$14,068
Due to related party	127,288	127,000
Total current liabilities	158,221	141,068

Long-term liabilities
Convertible debenture - related party, net of debt discount of $16,993 and $17,500, respectively	507	-

Total liabilities	158,728	141,068

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,083 shares issued and 2,390,081 shares outstanding	239	239
Additional paid-in capital	4,246,217	4,246,217
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,351,714)	(4,334,054)

Total stockholders' deficit	(158,212)	(140,552)

Total liabilities and stockholders' deficit	$516	$516

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	July 31,
	2015	2014

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	16,865	6,696

Operating loss	(16,865)	(6,696)

Interest expense	795	-

Net loss	$(17,660)	$(6,696)

Loss per common share - basic and dilutive net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and dilutive	2,390,083	2,390,083

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	July 31,
	2015	2014

Cash flows from operating activities
Net loss	$(17,660)	$(6,696)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	507	-
Accrued interest	288	-
Increase in accounts payable	16,865	(8,034)
Net cash used in operating activities	-	(14,730)

Cash flows from financing activities:
Proceeds from related party advances	-	20,000
Repayment of related party advances	-	-
Net cash provided by financing activities	-	20,000

Net change in cash	-	5,270

Cash, beginning of period	516	1,990

Cash, end of period	$516	$7,260

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

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

Revenue Recognition

For the three months ended July 31, 2015 and 2014, the Company did not realize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model.  During the three months ended July 31, 2015 and 2014, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of July 31, 2015, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2015, the Company reported a net loss of $17,660 and has reported an accumulated deficit of $4,351,714 as of July 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of July 31, 2015, the Company maintains office space in New York, New York with the Company’s majority shareholder at no cost to the Company. Accordingly, for the three months ended July 31, 2015 and 2014, the rent expense was zero.

NOTE 4. CONVERTIBLE NOTE PAYABLE

During the year ended April 30, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP in the amount of $17,500. The note is due on August 31, 2017, bears an interest rate of 6% per annum, compounded and to be paid at August 31, 2017. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share.

NOTE 5.  STOCKHOLDERS’ EQUITY

Stock

As of July 31, 2015, the authorized common stock of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

During the three months ended July 31, 2015 and 2014, the Company did not issue any shares of common or preferred stock.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to Related Party

As of April 30, 2015, the Company had an aggregate of $127,000 non-interest bearing demand notes payable to Paragon Capital LP.

NOTE 7. SUBSEQUENT EVENTS

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP for a new promissory note in the aggregate amount of $127,000.The note is due on August 31, 2017 and bears an interest rate of 6% per annum. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP in the amount of $35,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share.

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP in the amount of $20,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount of and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share.

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

Liquidity and Capital Resources

As of July 31, 2015, the Company had assets of $516, comprised exclusively of cash.  This compares with assets of $516, comprised exclusively of cash, as of April 30, 2015.  The Company’s current liabilities as of July 31, 2015 totaled $158,221, comprised of $30,933 of accounts payable and $127,288 due to a related party. This compares with current liabilities of $132,999, comprised of $12,299 of accounts payable and $120,000 due to a related party, as of July 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2015 and 2014.

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014
Net Cash Used in Operating Activities	$-	$(14,730)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$20,000
Net Change in Cash	$-	$(5,270)

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the three months ended July 31, 2015 and 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2015 and 2014

For the three months ended July 31, 2015, the Company had a net loss of $17,660, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended July 31, 2014, the Company had a net loss of $6,696, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2015, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On November 3, 2015, the Company issued a convertible promissory note (the “Note”) to Paragon Capital LP in exchange for $20,000 in cash. The Note matures on August 31, 2017 (the “Maturity Date”), bears an interest rate of 6% per annum, compounded and to be paid at the Maturity Date. Pursuant to the terms and conditions of the Note, the outstanding principal amount plus all unpaid accrued interest will be convertible into shares of Common Stock at a conversion price equal to $0.01 per share. The Note was issued in a transaction that was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and we did not engage in any form of general solicitation or general advertising in making the offering.

Item 6. Exhibits.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (3)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (4)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

(4)	Field as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2015	PREVENTION INSURANCE.COM

/s/ Alan P. Donenfeld
Alan P. Donenfeld President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

