Form 10-Q
period 2015-10-31
PREVENTION INSURANCE COM INC
filed 2016-01-13
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite A No. 79-3 Jalan Metro PerdanaBara 1 Taman Usahawan Kepong Kuala Lumpor , Malaysia	52000
(Address of Principal Executive Offices)	(Zip Code)

 +60 3 6258 5887

(Registrant’s telephone number, including area code)

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

As of January 12, 2016, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	October 31, 2015	April 30, 2015
ASSETS
Current assets
Cash	$1,654	$516
Total current assets	1,654	516

Total assets	$1,654	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$829	$14,068
Due to related party	-	127,000
Total current liabilities	829	141,068

Long-term liabilities
Convertible debentures and accrued interest - related party, net of debt discount of $177,039 and $17,500, respectively	4,638	-

Total liabilities	5,467	-

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 2,390,083 shares issued and 2,390,081 shares outstanding, respectively	239	239
Additional paid-in capital	4,408,217	4,246,217
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,359,315)	(4,334,054)
Total stockholders' deficit	(3,813)	(140,552)

Total liabilities and stockholders' deficit	$1,654	$516

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	October 31		October 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	3,758	12,906	20,623	19,602

Operating loss	(3,758)	(12,906)	(20,623)	(19,602)

Interest expense	3,843	-	4,638	-

Net loss	$(7,601)	$(12,906)	$(25,261)	$(19,602)

Loss per common share - basic and dilutive	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	2,390,081	2,390,081	2,390,081	2,390,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	October 31,
	2015	2014

Cash flows from operating activities
Net loss	$(25,261)	$(19,602)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	2,461	-
Accrued interest	2,177	-
Decrease in accounts payable	(13,239)	(2,959)
Net cash used in operating activities	(33,862)	(22,561)

Cash flows from financing activities:
Proceeds from related party advances	-	25,000
Proceeds from convertible loans, related party	35,000	-
Net cash provided by financing activities	35,000	25,000

Net change in cash	1,138	2,439

Cash, beginning of period	516	1,990

Cash, end of period	$1,654	$4,429

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of $127,000 related party advance to $127,000 convertible loan, related party	$127,000	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

As discussed in Note 7 Subsequent Events below, effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Seller assigned, transferred and conveyed to Buyer, as nominee (i) 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained for the year ended April 30, 2015 included our Form 10K filed on October 23, 2015. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Revenue Recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

During the three and six months ended October 31, 2015 and 2014, the Company did not recognize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the three and six months ended October 31, 2015 and 2014, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2015, the Company reported a net loss of $25,261 and has reported an accumulated deficit of $4,359,315 as of October 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2015, the Company had an aggregate of $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder.

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

NOTE 4. CONVERTIBLE NOTES PAYABLE

On April 22, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $17,500. The note is due on August 31, 2017, bears an interest rate of 6% per annum, compounded and to be paid at August 31, 2017. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $17,500. Such beneficial conversion feature is accounted for as a debt discount, which is amortized to interest expense using the effective interest rate method over the life of the note. As discussed in Note 7 Subsequent Events below, effective December 8, 2015, the principal balance of this loan was converted into 1,750,000 shares of common stock.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder, for a new promissory note in the aggregate amount of $127,000.The note is due on August 31, 2017 and bears an interest rate of 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $127,000. Such beneficial conversion feature is accounted for as a debt discount, which is amortized to interest expense using the effective interest rate method over the life of the note. As discussed in Note 7 Subsequent Events below, effective December 8, 2015, the principal balance of this loan was converted into 12,700,000 shares of common stock.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $35,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $35,000. Such beneficial conversion feature is accounted for as a debt discount, which is amortized to interest expense using the effective interest rate method over the life of the note. As discussed in Note 7 Subsequent Events below, effective December  8, 2015, the principal balance of this loan was converted into 3,500,000 shares of common stock.

NOTE 5. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of October 31, 2015, the Company maintains office space in New York, New York with the Company’s then majority shareholder at no cost to the Company. Accordingly, for the six and three months ended October 31, 2015 and 2014, the rent expense was zero.

NOTE 6. STOCKHOLDERS’ DEFICIT

Stock

As of October 31, 2015, the authorized common stock of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

During the three and six months ended October 31, 2015 and 2014, the Company did not issue any shares of common or preferred stock.

As discussed in Note 7 Subsequent Events below, effective December  8, 2015, Convertible Loans with principal balances totaling $199,500 were converted into 19,950,000 shares of common stock.

NOTE 7. SUBSEQUENT EVENTS

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $20,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share.

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Seller assigned, transferred and conveyed to Buyer, as nominee; (i) 2,109,286 shares of common stock of Company, and (ii) the following convertible notes of the Company totaling $199,500: (a) a convertible note from the Company dated August 31, 2015 in the amount of $127,000, (b) a convertible note from the Company dated August 31, 2015 in the amount of $35,000, (c) a convertible note from the Company dated April 30, 2015 in the amount of $17,500, and (d) a convertible note from the Company dated November 3, 2015 in the amount of $20,000. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,654 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2015, the Company had assets of $1,654, comprised exclusively of cash.  This compares with assets of $516, comprised exclusively of cash, as of April 30, 2015.  The Company’s current liabilities as of October 31, 2015 totaled $829 comprised exclusively of accounts payable. This compares with current liabilities of $141,068, comprised of $14,068 of accounts payable and $127,000 due to a related party, as of April 30, 2014.  Effective August 31, 2015, the short term balance of $127,000 due to related party was converted into a long-term convertible loan, related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2015 and 2014.

	Six Months Ended October 31, 2015	Six Months Ended October 31, 2014
Net Cash Used in Operating Activities	$(33,862)	$(22,561)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$35,000	$25,000
Net Change in Cash	$1,138	$2,439

Operating Activities

During the six months ended October 31, 2015, the Company incurred a net loss of $25,261 which, after adjusting for non-cash amortization of debt discount of $2,461, an increase in accrued interest of $2,177 and repayment of accounts payable of $13,239 resulted in net cash of $33,862 used in the period. By comparison, during the six months ended October 31, 2014, the Company incurred a net loss of $19,602 and repaid accounts payable of $2,959 resulting in net cash of $22,561 used in the period.

Financing Activities

During the six months ended October 31, 2015, the Company received $35,000 by way of long-term convertible loan from the Company’s then principal shareholder. By comparison during the six months ended October 31. 2014, the Company received $25,000 by way of short-term advances from the Company’s then principal shareholder.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three or six months ended October 31, 2015 and 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2015 and 2014

During the three months ended October 31, 2015, the Company incurred a net loss of $7,601, comprised $3,758 of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and the balance of $3,843 related to the amortization of debt discount and interest accrued in respect of the convertible loans, related party outstanding during the period.

During the three months ended October 31, 2014, the Company incurred a net loss of $12,906, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. No convertible or interest bearing debt was issued or outstanding during the period and consequently no amortization of debt discount or interest accrual was required in the period.

General and administrative expenses were $9.148 higher in the three months ended October 31, 2014 as compared to the three months ended October 31, 2015 principally due to the OTC market fee, audit and accounting fees incurred in the three months ended October 31, 2014 that were not incurred in the three months ended October 31, 2015.

For the six months ended October 31, 2015 and 2014

For the six months ended October 31, 2015, the Company incurred a net loss of $25,261, comprised of general and administrative expenses of $20,623, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and $4,638 related to the amortization of debt discount and interest accrued in respect of the convertible loans, related party outstanding during the period.

For the six months ended October 31, 2014, the Company had a net loss of $19,602, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. No convertible or interest bearing debt was issued or outstanding during the period and consequently no amortization of debt discount or interest accrual was required. In the period.

The amount of general and administrative expenses incurred in the two periods was broadly comparable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2015, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder, for a new promissory note in the aggregate amount of $127,000.The note is due on August 31, 2017 and bears an interest rate of 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. Effective December 8, 2015, the principal balance of this loan was converted into 12,700,000 shares of common stock.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $35,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. Effective December  8, 2015, the principal balance of this loan was converted into 3,500,000 shares of common stock.

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $20,000. The note is due on August 31, 2017, and bears interest at 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. Effective December  8, 2015, the principal balance of this loan was converted into 2,000,000 shares of common stock.

All these transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution and had access to sufficient information concerning the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable to our Company.

Item 5.  Other Information.

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer, as nominee; (i) 2,109,286 shares of common stock of Company (“Common Stock”), and (ii) the following convertible notes of the Company totaling $199,500 (“Convertible Notes”); (a) a Convertible Note from the Company dated August 31, 2015 in the amount of $127,000, (b) a Convertible Note from the Company dated August 31, 2015 in the amount of $35,000, (c) a Convertible Note from the Company dated April 30, 2015 in the amount of $17,500, and (d) a Convertible Note from the Company dated November 3, 2015 in the amount of $20,000. The Convertible Notes are convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock.

On the closing of the above transaction, Mr. Alan Donenfeld, the sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed Chief Executive Officer and Chief Financial Officer of the Company.

Effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 (the “Schedule 14f-1”) to the Company’s stockholders (the “Appointment Date”), Mr. Donenfeld will resign as a director and on that same date, Mr. Ong will be appointed as the Company’s Chairman of the Board at that time. The Schedule 14f-1 was mailed to the Company’s shareholders on December 21, 2015.

Immediately following the closing of the transaction, the Convertible Notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company.

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

Dated: January 13, 2016	PREVENTION INSURANCE.COM

/s/ Yik Kei Ong
Yik Kei Ong President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)