Form 10-Q
period 2016-01-31
PREVENTION INSURANCE COM INC
filed 2016-03-21
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level U1, Block D2, D2-1-1 to D2-1-9 Solaris Dutamas, No. 1, Jalan Dutamas 1 50480 Kuala Lumpor, Malaysia	50480
(Address of Principal Executive Offices)	(Zip Code)

 +60 3 6258 5887

(Registrant’s telephone number, including area code)

Suite A No. 79-3 Jalan Metro PerdanaBara 1 Taman Usahawan Kepong Kuala Lumpor , Malaysia	52000

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

As of March 21, 2016, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	January 31 2016	April 30, 2015
ASSETS
Current assets
Cash	$-	$516
Total current assets	-	516

Total assets	$-	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,779	$14,068
Due to related party	4,256	127,000
Total current liabilities	9,035	141,068

Long-term liabilities
Convertible debentures - related party, net of debt discount of $0 and $17,500, respectively	-	-

Total liabilities	9,035	141,068

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 and 2,390,083 shares issued and 22,390,081 and 2,390,081 shares outstanding, respectively	2,234	239
Additional paid-in capital	4,628,907	4,246,217
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,587,222)	(4,334,054)
Total stockholders' deficit	(9,035)	(140,552)

Total liabilities and stockholders' deficit	$-	$516

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31		January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	29,632	10,993	50,255	30,595

Operating loss	(29,632)	(10,993)	(50,255)	(30,595)

Interest expense	198,275	-	202,913	-

Net loss	$(227,907)	$(10,993)	$(253,168)	$(30,595)

Loss per common share - basic and dilutive	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	14,316,711	2,390,081	6,365,624	2,390,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	January 31,
	2016	2015

Cash flows from operating activities
Net loss	$(253,168)	$(30,595)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	199,500	-
Accrued interest	3,413	-
Increase/(decrease) in accounts payable	(9,289)	4,571
Net cash used in operating activities	(59,544)	(26,024)

Cash flows from financing activities:
Proceeds from related party advances	4,256	27,000
Payments to related party	(228)	-
Proceeds from convertible loans, related party	55,000	-
Net cash provided by financing activities	59,028	27,000

Net change in cash	(516)	976

Cash, beginning of period	516	1,990

Cash, end of period	$-	$2,966

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of $127,000 related party advance to $127,000 convertible loan, related party	$127,000	$-
Conversion of $199,500 convertible notes into 19,950,000 shares of common stock	$199,500	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Seller assigned, transferred and conveyed to Buyer, as nominee, 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company. After giving effect to the above described transaction, the controlling shareholders of the Company are Wooi Huat Teow, Chee Chow Teow and EE Meng Teow.

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

During the three and nine months ended January 31, 2016 and 2015, the Company did not recognize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the three and nine months ended January 31, 2016 and 2015, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company expects to adopt this ASU during the first quarter of 2017 and does not expect that the adoption of this ASU will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2016, the Company reported a net loss of $253,168 and has reported an accumulated deficit of $4,587,222 as of January 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2015, the Company had an aggregate of $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP for a new promissory note in the aggregate amount of $127,000.The note was due on August 31, 2017 and bore an interest rate of 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note was convertible into shares of Common Stock of the Company at $0.01 per share.

Effective December 8, 2015, the $127,000 principal balance of the convertible note payable was converted into 12,700,000 shares of our common stock, the unamortized balance of $124,762 debt discount was expensed in full and accrued interest of $2,066 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid-in capital.

Effective December 10, 2015, we made a payment to the former controlling shareholder of $228 upon closure of the Company’s previous bank account. As the payment was to a related party, the loss on payment has been recognized in additional paid-in capital.

Following the change of control of the Company effective December 8, 2015 through January 31, 2016, the Company’s then sole officer and director advanced funds totaling $4,256 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

NOTE 4. CONVERTIBLE NOTES PAYABLE

On April 22, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $17,500. The note was due on August 31, 2017, bore an interest rate of 6% per annum, compounded and to be paid at August 31, 2017. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $17,500. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $17,500 principal balance of the loan was converted into 1,750,000 shares of our common stock, the unamortized balance of $16,559 debt discount was expensed in full and accrued interest of $662 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder, for a new promissory note in the aggregate amount of $127,000.The note was due on August 31, 2017 and bore an interest rate of 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $127,000. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $127,000 principal balance of the loan was converted into 12,700,000 shares of our common stock, the unamortized balance of $124,762 debt discount was expensed in full and accrued interest of $2,067 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $35,000. The note is due on August 31, 2017, and bore interest at 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $35,000. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $35,000 principal balance of the loan was converted into 3,500,000 shares of our common stock, the unamortized balance of $34,383 debt discount was expensed in full and accrued interest of $570 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $20,000. The note was due on August 31, 2017, and bore interest at 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $20,000. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $20,000 principal balance of the loan was converted into 2,000,000 shares of our common stock, the unamortized balance of $19,897 debt discount was expensed in full and accrued interest of $115 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

Following the conversion of these convertible notes payable effective December 8, 2015, no convertible notes payable remained issued or outstanding.

NOTE 5. COMMITMENTS & CONTINGENCIES

Corporate Office Space

During the period from May 1, 2015 through December 8, 2015, the Company maintained office space in New York, New York with the Company’s then majority shareholder at no cost to the Company.

Effective December 8, 2015 through January 31, 2016, the Company maintained office space in Kuala Lumpor, Malaysia with the Company’s current then sole officer and director also at no cost to the Company.

Accordingly, for the three and nine months ended January 31, 2016 and 2015, the Company recognized no rent expense.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2016, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and nine months ended January 31, 2016 and 2015.

Common Stock

As of January 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

During the three months ended January 31, 2016, effective December 8, 2015, Convertible Notes Payable with principal balances totaling $199,500 were converted into 19,950,000 shares of our common stock.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As January 31, 2016, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of January 31, 2016, the Company had no assets.  This compares with assets of $516, comprised exclusively of cash, as of April 30, 2015.  The Company’s current liabilities as of January 31, 2016 totaled $9,035, $4,779 relating to accounts payable and $4,256 to advances from related party. This compares with current liabilities of $141,068 as of April 30, 2015, comprising $14,068 of accounts payable and $127,000 due to a related party.  Effective August 31, 2015, the short-term balance of $127,000 due to related party was converted into a long-term convertible note, related party and was subsequently converted into 12,700,000 shares of our common stock effective December 8, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2016 and 2015:

	Nine Months Ended January 31, 2016	Nine Months Ended January 31, 2015
Net Cash Used in Operating Activities	$(59,544)	$(26,024)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$59,028	$27,000
Net Change in Cash	$(516)	$976

Operating Activities

During the nine months ended January 31, 2016, the Company incurred a net loss of $253,168 which, after adjusting for non-cash amortization of debt discount of $199,500, an increase in accrued interest of $3,413 and repayment of accounts payable of $9,289 resulted in net cash of $59,544 used in the period. By comparison, during the nine months ended January 31, 2015, the Company incurred a net loss of $30,595 and increased accounts payable of $4,571 resulting in net cash of $26,024 used in the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended January 31, 2016 or 2015.

Financing Activities

During the nine months ended January 31, 2016, the Company received $55,000 by way of long-term convertible note from the Company’s then principal shareholder, $4,256 by way of short term, unsecured interest free loan from its current principal shareholder and repaid $228 to its former principal shareholder. By comparison during the nine months ended January 31, 2015, the Company received $27,000 by way of short-term advances from the Company’s then principal shareholder.

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

Non-Cash Financing Activities

During the nine months ending January 31, 2016, the Company converted convertible notes payable with a principal balance of $199,500 into 19,950,000 shares of our common stock.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three or nine months ended January 31, 2016 and 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2016 and 2015

During the three months ended January 31, 2016, the Company incurred a net loss of $227,907, comprised of $29,632 of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and the balance of $198,275 related to the amortization of debt discount and interest accrued in respect of the convertible loans, related party outstanding and converted into shares of our common stock during the period.

During the three months ended January 31, 2015, the Company incurred a net loss of $10,993, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. No convertible or interest bearing debt was issued, outstanding or converted into share of our common stock during the period and consequently no amortization of debt discount or interest accrual was required in the period.

General and administrative expenses were $29,632 higher in the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 principally due to increased legal, accounting and state taxes incurred in the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.

For the nine months ended January 31, 2016 and 2015

For the nine months ended January 31, 2016, the Company incurred a net loss of $253,168, comprised of general and administrative expenses of $50,255, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and $202,913 related to the amortization of debt discount and interest accrued in respect of the convertible loans, related party outstanding and converted into shares of our common stock during the period.

For the nine months ended January 31, 2015, the Company had a net loss of $30,595, comprised of general and administrative expenses, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. No convertible or interest bearing debt was issued, outstanding or converted into shares of our common stock during the period and consequently no amortization of debt discount or interest accrual was required.

General and administrative expenses were $19,660 higher in the nine months ended January 31, 2016 as compared to the nine months ended January 31, 2015 principally due to increased legal, accounting and state taxes incurred in the nine months ended January 31, 2016 as compared to the nine months ended January 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of January 31, 2016, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder, for a new promissory note in the aggregate amount of $127,000. The note is due on August 31, 2017 and bears an interest rate of 6% per annum. While the note is outstanding, the outstanding principal amount and all unpaid accrued interest under the note are convertible into shares of Common Stock of the Company at $0.01 per share. Effective December 8, 2015, the principal balance of this loan was converted into 12,700,000 shares of common stock.

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

On December 8, 2018, the Company converted a $17,500 Convertible Note Agreement with Paragon Capital, LP into 1,750,000 shares of common stock. The Convertible Note Agreement was issued on April 22, 2015 to Paragon Capital LLC, at that time, the Company’s controlling shareholder, in the amount of $17,500, due on August 31, 2017, and bore interest at 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note was convertible into shares of Common Stock of the Company at $0.01 per share.

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

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and nine months ended January 31, 2016 or 2015.

Item 4.  Mine Safety Disclosures.

Not applicable to our Company.

Item 5.  Other Information.

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement, Paragon Capital LP, the former controlling shareholder of the Company, assigned, transferred and conveyed its interest to; (i) 2,109,286 shares of common stock of Company (“Common Stock”), and (ii) the following convertible notes of the Company totaling $199,500 (“Convertible Notes”); (a) a Convertible Note from the Company dated August 31, 2015 in the amount of $127,000, (b) a Convertible Note from the Company dated August 31, 2015 in the amount of $35,000, (c) a Convertible Note from the Company dated April 30, 2015 in the amount of $17,500, and (d) a Convertible Note from the Company dated November 3, 2015 in the amount of $20,000, which were acquired by the controlling shareholders below. Immediately following the closing of the transaction, the Convertible Notes were converted into 19,950,000 shares of common stock of the Company at $0.01 per share under their terms. After giving effect to the above described transaction, the controlling shareholders of the Company are Wooi Huat Teow, Chee Chow Teow and EE Meng Teow.

On the closing of the above transaction, Mr. Alan Donenfeld, the sole officer of Seller, resigned in all officer capacities from the Company and Mr. Yik Kei Ong was appointed Chief Executive Officer and Chief Financial Officer of the Company. Effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 (the “Schedule 14f-1”) to the Company’s stockholders (the “Appointment Date”), Mr. Donenfeld resigned as a director and on that same date, Mr. Ong was appointed as the Company’s Chairman of the Board at that time. The Schedule 14f-1 was mailed to the Company’s shareholders on December 21, 2015.

On March 9, 2016, the Board of Directors appointed Mr. Chee Chau Ng to the Company’s Board of Directors. In addition, on that same date, the Board of Directors appointed Mr. Ng as its President (Chief Executive Officer), Treasurer (Chief Financial Officer) and Secretary, replacing Mr. Yik Kei Ong who had resigned in all capacities as an officer of the Company on that date. As President of the Company, Mr. Ng will assume the role of Chairman of the Company Board of Directors.

Item 6. Exhibits.

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

Dated: March 21, 2016	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

