Form 10-K
period 2016-04-30
PREVENTION INSURANCE COM INC
filed 2016-08-15
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2016

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

Suite A No. 79-3

Jalan Metro PerdanaBara 1

Taman Usahawan Kepong

Kuala Lumpor, Malaysia 52000

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: +60 3 6258 5887

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5,616.

As of August 12, 2016, there were 22,340,081 shares of Common Stock, $0.0001 par value per share, outstanding.

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

In 2005, the Company added a second line of business focused on the development of ATM machine sale operations.  On December 28, 2007, the Company entered into a letter agreement (the “Letter Agreement”), with Paragon Capital LP (“Paragon”) and Scott Goldsmith, which after the satisfaction of the terms of the Letter Agreement, would result in a change in control of the Company.  In connection with the terms of the Letter Agreement, the Company and Paragon entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which Paragon purchased an aggregate of 71,428,571 shares of the Company’s common stock, par value $0.01 per share (the “Old Common Stock”) for an aggregate purchase price equal to $250,000. As provided pursuant to the terms of the Purchase Agreement, our then sole officer and director, Alan P. Donenfeld, was elected to the Board of Directors of the Company and appointed to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to the change of control, Paragon sold 2,109,286 shares of common stock of Company that it held (“Common Stock”) and (ii) the following convertible notes of the Company issued in favor of Paragon totaling $199,500 (“Convertible Notes”); (a) a Convertible Note from the Company dated August 31, 2015 in the amount of $127,000, (b) a Convertible Note from the Company dated August 31, 2015 in the amount of $35,000, (c) a Convertible Note from the Company dated April 30, 2015 in the amount of $17,500, and (d) a Convertible Note from the Company dated November 3, 2015 in the amount of $20,000. Pursuant to the conversion features of the Convertible Notes, they were converted into 19,950,000 shares of common stock of the Company. The new controlling shareholders are Wooi Huat Teow who owns 8,936,058 shares of common stock or 40% of the total issued and outstanding shares of common stock, and Chee Chow Teow and Ee Meng Teow, each of whom respectively own 3,351,013 shares of common stock or 15% of the total issued and outstanding shares of common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In addition, pursuant to the change of control, Mr. Chee Chau Ng was elected to the Board of Directors of the Company and appointed to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.

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

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

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

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our current administrative office is located at: Suite A No. 79-3, Jalan Metro PerdanaBara 1, Taman Usahawan Kepong, Kuala Lumpor, Malaysia 52000.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-QB Market under the symbol "PVNC". The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended April 30, 2014:
First Quarter	$0.27	$0.26
Second Quarter	0.30	0.22
Third Quarter	0.35	0.25
Fourth Quarter	0.30	0.25

Fiscal year ended April 30, 2015:
First Quarter	0.20	0.30
Second Quarter	0.25	0.25
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

Fiscal year ended April 30, 2016:
First Quarter	0.20	0.02

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company”, as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of April 30, 2016, there were approximately 514 holders of record of the Common Stock.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2016 and 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2016, the Company had a net loss of $272,516 of which $69,603 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. In addition, the Company has an interest expense of $202,913 for fiscal year 2016 in connection with our convertible notes payable to a related party. Of this balance, $199,500 related to the amortization of the debt discount arising on the issuance of the convertible notes to the related party. These notes were converted to common stock on December 8, 2015.

For the fiscal year ended April 30, 2015, the Company had a net loss of $39,709 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

Liquidity and Capital Resources

As of April 30, 2016, the Company had no assets. This compares with assets of $516, comprised exclusively of cash, as of April 30, 2015.  The Company’s current liabilities as of April 30, 2016 totaled $16,939 comprised of $5,242 of accounts payable and $11,697 due to a related party.  This compares with total liabilities of $141,068 comprised of $14,068 of accounts payable and $127,000 due to a related party, as of April 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

During the year ended April 30, 2016, four convertible notes totaling $199,500 were converted into 19,950,000 shares of common stock of the Company pursuant to their terms.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2016 and 2015.

	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015

Net Cash Used in Operating Activities	$(78,429)	$(45,975)
Net Cash Provided by Financing Activities	$77,913	$44,500
Net Decrease in Cash and Cash Equivalents	$(516)	$(1,475)

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prevention Insurance.Com
Kuala Lumpor, Malaysia

We have audited the accompanying balance sheets of Prevention Insurance.Com (the “Company”) as of April 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Prevention Insurance.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 15, 2016

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2016	April 30, 2015

ASSETS
Current assets
Cash	$-	$516

Total current assets	-	516

Total assets	$-	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,242	$14,068
Due to related party	11,697	127,000
Total current liabilities	16,939	141,068

Long-term liabilities
Convertible notes payable - related party, net of debt discount of $0 and $17,500, respectively	-	-

Total liabilities	16,939	141,068

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,340,083 and 2,390,083 shares issued and 22,340,081 shares 2,390,081 shares outstanding, respectively	2,234	239
Additional paid-in capital	4,640,351	4,246,217
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,606,570)	(4,334,054)
Total stockholders' deficit	(16,939)	(140,552)

Total liabilities and stockholders' deficit	$-	$516

 See accompanying notes to financial statements.

F-3

 PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2016	2015

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative	69,603	39,709

Operating loss	(69,603)	(39,709)

Interest expense	202,913	-

Net loss	$(272,516)	$(39,709)

Net loss per common share - basic and dilutive	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and dilutive	10,293,770	2,390,081

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2014	-	$-	2,390,083	$239	$4,228,717	$(52,954)	$(4,294,345)	$(118,343)

Discount on related party convertible note payable	-	-	-	-	17,500	-	-	17,500

Net loss	-	-	-	-	-	-	(39,709)	(39,709)

Balance, April 30, 2015	-	$-	2,390,083	$239	$4,246,217	$(52,954)	$(4,334,054)	$(140,552)

Discount on related party convertible notes payable	-	-	-	-	182,000	-	-	182,000

Conversion of related party convertible notes payable	-	-	19,950,000	1,995	197,505	-	-	199,500

Forgiveness of accrued interest on related party convertible notes payable	-	-	-	-	3,413	-	-	3,413

Transfer of cash balance to related party	-	-	-	-	(228)	-	-	(228)

Forgiveness of balance due to related party	-	-	-	-	11,444	-	-	11,444

Net loss	-	-	-	-	-	-	(272,516)	(272,516)

Balance, April 30, 2016	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,606,570)	$(16,939)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(272,516)	$(39,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	199,500	-
Changes in operating assets and liabilities:
Accounts payable	(8,826)	(6,265)
Accrued expenses – related party	3,413	-
Net cash flows used in operating activities	(78,429)	(45,974)

Cash flows from financing activities:
Proceeds from advances from related party	23,141	27,000
Repayment of advances from related parties	(228)	-
Proceeds from convertible notes payable – related party	55,000	17,500
Net cash flows provided by financing activities	77,913	44,500

Net change in cash	(516)	(1,474)

Cash and cash equivalents, beginning of period	516	1,990

Cash and cash equivalents, end of period	$-	$516

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Activities
Conversion of $127,000 advance from related party to $127,000 convertible debenture, related party	$127,000	$-
Discount from beneficial conversion feature on convertible notes	$182,000	$17,500
Conversion of $199,500 convertible debentures, related party into 19,950,000 shares of common stock	$199,500	$-
Forgiveness of accrued interest on convertible debentures, related party	$3,413	$-
Forgiveness of advances from related party	$11,444	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Seller assigned, transferred and conveyed to Buyer, as nominee, 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the then sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed interim Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company. After giving effect to the above described transaction, the controlling shareholders of the Company are Wooi Huat Teow, Chee Chow Teow and Ee Meng Teow.

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

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the years ended April 30, 2016 and 2015, the Company did not realize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2016 and 2015, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from April 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of April 30, 2016, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2016, the Company reported a net loss of $272,516 and has reported an accumulated deficit of $4,606,570 as of April 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2015, the Company had an aggregate of $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder.

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP for a new promissory note in the aggregate amount of $127,000. The note was due on August 31, 2017 and bore an interest rate of 6% per annum. While the note was outstanding, the outstanding principal amount of and all unpaid accrued interest under the note was convertible into shares of Common Stock of the Company at $0.01 per share.

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

Following the change of control of the Company effective December 8, 2015 through March 9, 2016, an entity related the Company’s then sole officer and director advanced funds totaling $11,444 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Effective March 9, 2016, the full $11,444 balance of the loan was forgiven. As the loan was with a related party, the gain on forgiveness of the loan has been recognized in additional paid in capital.

From March 9, 2016 through April 30, 2016, an entity related to the Company’s controlling shareholders has advanced funds totaling $11,697 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

Subsequent to April 30, 2016 through the date these financial statements were issued, the entity related to the Company’s controlling shareholders advanced further funds totaling $27,367 to the Company to meet its working capital requirements

NOTE 4. CONVERTIBLE NOTE PAYABLE/RELATED PARTY

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

On August 31, 2015, the Company exchanged the aggregate $127,000 non-interest bearing demand notes payable to Paragon Capital LP, at that time, the Company’s controlling shareholder, for a new promissory note in the aggregate amount of $127,000. The note was due on August 31, 2017 and bore an interest rate of 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $127,000. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $127,000 principal balance of the loan was converted into 12,700,000 shares of our common stock, the unamortized balance of $124,762 debt discount was expensed in full and accrued interest of $2,066 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

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

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon Capital, LP, at that time, the Company’s controlling shareholder, in the amount of $20,000. The note was due on August 31, 2017, and bore interest at 6% per annum. While the note was outstanding, the outstanding principal amount and all unpaid accrued interest under the note were convertible into shares of Common Stock of the Company at $0.01 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature (capped at the face value of the of the note) of $20,000. Such beneficial conversion feature was accounted for as a debt discount, which was amortized to interest expense using the effective interest rate method over the life of the note. Effective December 8, 2015, the $20,000 principal balance of the loan was converted into 2,000,000 shares of our common stock, the unamortized balance of $19,897 debt discount was expensed in full and accrued interest of 115 was forgiven. As the accrued interest was with a related party, the gain on forgiveness of the interest has been recognized in additional paid in capital.

Following the conversion of these convertible notes payable effective December 8, 2015, no convertible notes payable remained issued or outstanding.

NOTE 5.  INCOME TAXES

As of April 30, 2016, the Company had a federal net operating loss carryforward of approximately $940,000, which expires beginning in 2018 and through 2036. This carryforward is limited due to the changes in control that took place in the years ended April 30, 2008 and April 30, 2016 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. As of April 30, 2016, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the provision (benefit) for taxes to the U.S. Federal statutory tax rates:

	Year Ended April 30,
	2016	2015

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

NOTE 6. COMMITMENTS & CONTINGENCIES

Corporate Office Space

During the period from May 1, 2015 through December 8, 2015, the Company maintained office space in New York, New York with the Company’s then majority shareholder at no cost to the Company.

Effective December 8, 2015 through March 8, 2016, the Company maintained office space in Kuala Lumpor, Malaysia with the Company’s then sole officer and director also at no cost to the Company.

Effective March 9, 2016 through April 30, 2016, the Company maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder also at no cost to the Company.

Accordingly, for the years ended April 30, 2016 and 2015, the Company recognized no rent expense.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2016, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2016 and 2015.

Common Stock

As of April 30, 2016, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

Effective December 8, 2015, Convertible Notes Payable with principal balances totaling $199,500 were converted into 19,950,000 shares of our common stock.

During the year ended April 30, 2015, the Company did not issue any shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2016 or 2015 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2016, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Chee Chau Ng	47	President, CEO and Director

Management and Director Biographies:

Mr. Ng has served as President, CEO and Director of the Company since March 9, 2016. Mr. Ng was employed by MOL Global, Inc. (Nasdaq: MOLG) from 2006 to December 2015, serving as the Group Chief Operating Officer from April 2014 to March 2015 and Co-Chief Executive Officer from April 2014 to December 2015. From December 2015 to the present, Mr. Ng has been self-employed providing consulting services to various companies. In the past, Mr. Ng held several senior managerial and sales positions with distributors of technology and mobile equipment products. Mr. Ng brings more than 10 years of experience in the operating experience to the Company. Mr. Ng holds a Bachelor of Engineering (Hons.) from the University of Aberdeen in the United Kingdom. Mr. Ng brings a wide range of business experience to the Company, including the fact that he previously was an executive officer of a company publicly traded in the United States.

Family Relationships amongst Directors and Officers:

None

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2016 and written representations that no other reports were required, the Company believes four person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. The late filing have been made by each of the four parties.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2016 and 2015 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Chee Chau Ng President	2016	None	None	None	None	None	None
CEO and Director

Alan P. Donenfeld Former President, CEO and Director	2016 2015	None None	None None	None None	None None	None None	None None

The Company's current and former sole officer and director has not received any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of August 12, 2016 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 22,340,081 shares of Common Stock outstanding as of August 12, 2016. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Chee Chau Ng	0	0%
All officers and directors as a group (1 individual)	0	0%

Greater than 10% Shareholders

Teow Wooi Huat(1)	8,936,058	40%
K1-G08 Keneri Court
JALAN PANDAN INDAH 6/1 PANDAN INDAH
55100 Kuala Lumpur, Malaysia	0	0%

Teow Chee Chow(1)	3,351,013	15%
K1-G08 Keneri Court
JALAN PANDAN INDAH 6/1 PANDAN INDAH
55100 Kuala Lumpur, Malaysia	0	0%

Teow EE Meng(1)	3,351,013	15%
K1-G08 Keneri Court
JALAN PANDAN INDAH 6/1 PANDAN INDAH
55100 Kuala Lumpur, Malaysia	0	0%

(1)	Mr. Teow Wooi Huat is the father of both Teow Chee Chow and Teow EE Meng, who are brothers. Each person disclaims the beneficial ownership of the other two persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 22, 2015, the Company issued a Convertible Note to Paragon in exchange for $17,500 cash. On August 31, 2015, the Company also exchanged $127,000 non-interest bearing demand notes payable to Paragon for the August Exchange Note issued to Paragon in the principal amount of $127,000.

On August 31, 2015, the Company entered into a Convertible Note Agreement with Paragon in the amount of $35,000.

On November 3, 2015, the Company entered into a Convertible Note Agreement with Paragon in the amount of $20,000.

All of the above convertible notes accrued interest at the rate of 6% per annum, had a maturity date of August 31, 2017 and principal and accrued interest were convertible into shares of Common Stock at a conversion price equal to $0.01 per share. On December 8, 2015, all of the above convertible notes totaling $199,500, were converted into 19,950,000 shares of common stock of the Company.

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to the change of control, Paragon sold 2,109,286 shares of common stock of Company that it held (“Common Stock”) and (ii) the following convertible notes of the Company issued in favor of Paragon totaling $199,500 (“Convertible Notes”); (a) a Convertible Note from the Company dated August 31, 2015 in the amount of $127,000, (b) a Convertible Note from the Company dated August 31, 2015 in the amount of $35,000, (c) a Convertible Note from the Company dated April 30, 2015 in the amount of $17,500, and (d) a Convertible Note from the Company dated November 3, 2015 in the amount of $20,000. Pursuant to the conversion features of the Convertible Notes, they were converted into 19,950,000 shares of common stock of the Company. The new controlling shareholders are Wooi Huat Teow who owns 8,936,058 shares of common stock or 40% of the total issued and outstanding shares of common stock, and Chee Chow Teow and Ee Meng Teow, each of whom respectively own 3,351,013 shares of common stock or 15% of the total issued and outstanding shares of common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In addition, pursuant to the change of control, Mr. Chee Chau Ng was elected to the Board of Directors of the Company and appointed to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.

The Company utilizes the office space and equipment of its majority shareholders at no charge and management of the Company determined it to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-QB which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Mr. Chee Chau Ng is not independent as he also serves as the sole officer of the Company.

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

2016	$14,900	GBH CPAs, PC

2015	$13,650	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0
2015	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2016	$0
2015	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2016	$0
2015	$0

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

PREVENTION INSURANCE.COM

Dated: August 15, 2016	By:	/s/ Chee Chau Ng
Chee Chau Ng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chee Chau Ng	President, CEO and Director	August 15, 2016
Chee Chau Ng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

