Form 10-Q
period 2016-07-31
PREVENTION INSURANCE COM INC
filed 2016-09-14
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite A No. 79-3 Jalan Metro PerdanaBara 1 Taman Usahawan Kepong Kuala Lumpor, Malaysia	52000
(Address of Principal Executive Offices)	(Zip Code)

 +60 3 6258 5887

(Registrant’s telephone number, including area code)

n/a	n/a

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

As of September 12, 2016, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2016	April 30, 2016
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$17,963	$5,242
Due to related party	34,902	11,697
Total current liabilities	52,865	16,939

Total liabilities	52,865	16,939
Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding, respectively	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,642,496)	(4,606,570)
Total stockholders' deficit	(52,865)	(16,939)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2016	2015

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	35,926	16,865

Operating loss	(35,926)	(16,865)

Interest expense	-	795

Net loss	$(35,926)	$(17,660)

Net loss per common share - basic and dilutive	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	22,340,081	2,390,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(35,926)	$(17,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	507
Changes in operating assets and liabilities:
Accounts payable	12,721	16,865
Accrued interest	-	288
Net cash used in operating activities	(23,205)	-

Cash flows from financing activities:
Proceeds from advances from related party	23,205	-
Net cash provided by financing activities	23,205	-

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	516

Cash and cash equivalents, end of period	$-	$516

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained for the year ended April 30, 2016 included our Form 10K filed on August 15, 2016. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

For the three months ended July 31, 2016 and 2015, the Company did not recognize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the three months ended July 31, 2016 and 2015, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued during 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2016, the Company reported a net loss of $35,926 and has reported an accumulated deficit of $4,642,496 as of July 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2016, an entity related to the Company’s controlling shareholders has advanced funds totaling $11,697 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

As of July 31, 2016, the same entity has advanced funds totaling $34,902 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

Subsequent to July 31, 2016 through the date these financial statements were issued, the same entity advanced further funds totaling $24,465 to the Company to meet its working capital requirements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

For three months ended July 31, 2016, the Company maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder at no cost to the Company.

For the three months ended July 31, 2015, the Company maintained office space in New York, New York with the Company’s then majority shareholder at no cost to the Company.

Accordingly, for the three months ended July 31, 2016 and 2015, the Company recognized no rent expense.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2016, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended July 31, 2016 and 2015.

Common Stock

As of July 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three months ended July 31, 2016 and 2015.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As July 31, 2016, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2016 and April 30, 2016, the Company had no assets. The Company’s current liabilities as of July 31, 2016 totaled $52,865, $17,963 relating to accounts payable and $34,902 of advances from related party. This compares with current liabilities of $16,939 as of April 30, 2016, comprising $5,242 of accounts payable and $11,697 due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015
Net Cash Used in Operating Activities	$(23,205)	$-
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$23,205	$-
Net Change in Cash	$-	$-

Operating Activities

During the three months ended July 31, 2016, the Company incurred a net loss of $35,926 which, after adjusting for an increase in accounts payable of $12,721 resulted in net cash of $23,205 being used in operating activities during the period. By comparison, during the three months ended July 31, 2015, the Company incurred a net loss of $17,660 which after adjustments for $507 non-cash amortization of debt discount, a $288 increase in accrued interest and a $16,865 increase accounts payable resulted in a $0 net use or generation of funds from operating activities

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2016 and 2015.

Financing Activities

During the three months ended July 31, 2016, the Company received $23,205 from advances from related party. By comparison during the three months ended July 31, 2015, the Company neither generated nor used funds in financing activities.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three months ended July 31, 2016 and 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2016 and 2015

During the three months ended July 31, 2016, the Company incurred a net loss of $35,926, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

During the three months ended July 31, 2015, the Company incurred a net loss of $17,660, comprised of general and administrative expenses of $16,865, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and interest expense of $795.

General and administrative expenses were $18,266 higher in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015 principally due to increased professional fees incurred for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015.

Interest expense of $795 was accrued on a $17,500 related party convertible note payable issued and outstanding during the three months ended July 31, 2015. No interest bearing debt was issued and outstanding during the three months ended July 31, 2016 and consequently no interest expense was incurred during the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2016, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

No equity securities were sold during the three months ended July 31, 2016 and 2015.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three months ended July 31, 2016 and 2015.

Item 4.  Mine Safety Disclosures.

Not applicable to our Company.

Item 5.  Other Information.

None

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

Dated: September 13, 2016	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

