Form 10-Q
period 2016-10-31
PREVENTION INSURANCE COM INC
filed 2016-12-15
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of December 15, 2016, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	October 31, 2016	April 30, 2016
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$892	$5,242
Due to related party	78,182	11,697
Total current liabilities	79,074	16,939

Total liabilities	79,074	16,939

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding, respectively	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,668,705)	(4,606,570)
Total stockholders’ deficit	(79,074)	(16,939)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	26,209	3,758	62,135	20,623

Operating loss	(26,209)	(3,758)	(62,135)	(20,623)

Interest expense	-	3,843	-	4,638

Net loss	$(26,209)	$(7,601)	$(62,135)	$(25,261)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and dilutive	22,340,081	2,390,081	22,340,081	2,390,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	October 31,
	2016	2015

Cash flows from operating activities
Net loss	$(62,135)	$(25,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,461
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,350)	(13,239)
Accrued interest	-	2,177
Net cash used in operating activities	(66,485)	(33,862)

Cash flows from financing activities
Proceeds from advances from related party	66,485	-
Proceeds from convertible loans, related party	-	35,000
Net cash provided by financing activities	66,485	35,000

Net change in cash	-	1,138

Cash and cash equivalents, beginning of period	-	516

Cash and cash equivalents, end of period	$-	$1,654

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of $127,000 related party advance to $127,000 convertible loan, related party	$-	$127,000

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

October 31, 2016

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to the transaction, Paragon Capital LP, the former controlling stockholder assigned, transferred and conveyed to the buyers 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the then sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed interim Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company. After giving effect to the above described transaction, the controlling shareholders of the Company are Wooi Huat Teow, Chee Chow Teow and Ee Meng Teow.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. The Company expects that the Charter Amendment will be filed with the Secretary of State of the State of Nevada in December 2016.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained for the year ended April 30, 2016 included our Form 10-K filed on August 15, 2016. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Revenue Recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

For the three and six months ended October 31, 2016 and 2015, the Company did not recognize any revenue.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued during 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2016, the Company reported a net loss of $62,135 and has reported an accumulated deficit of $4,668,705 as of October 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2016, an entity related to the Company’s controlling shareholders has advanced funds totaling $11,697 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

As of October 31, 2016, the same entity has advanced funds totaling $78,182 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

Subsequent to October 31, 2016 through the date these financial statements were issued, the same entity advanced further funds totaling $10,087 to the Company to meet its working capital requirements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

For three and six-month periods ended October 31, 2016, the Company maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder at no cost to the Company.

For the three and six-month periods ended October 31, 2015, the Company maintained office space in New York, New York with the Company’s then majority shareholder at no cost to the Company.

Accordingly, for the three and six-month periods ended October 31, 2016 and 2015, the Company recognized no rent expense.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2016, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and six months ended October 31, 2016 and 2015.

Common Stock

As of October 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three and six months ended October 31, 2016 and 2015.

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

On or about September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, on the record date (September 16, 2016), approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. The Charter Amendment will be filed with the Secretary of State of the State of Nevada on or after December 12, 2016 (20 days after the date of the mailing of the Information Statement). If the proposed Charter Amendment were not adopted by written consent, it would have been required to be considered by the Company’s stockholders at special stockholders’ meeting convened for the specific purpose of approving the Charter Amendment.

The elimination of the need for a special meeting of stockholders to approve the Charter Amendment is made possible by Section 78.320(2) of the Nevada Revised Statute (the “NRS”) which provides that the written consent of the holders of outstanding shares entitled to vote at a meeting of stockholders having at least a majority of the voting power may be substituted for such a special meeting. Pursuant to Section 78.390 of the NRS, a majority of the voting power is required in order to amend the Company’s Articles of Incorporation to create its preferred shares. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Charter Amendment as early as possible, the Board of Directors of the Company voted to utilize the written consent of the holders of a majority of voting power.

As stated in its quarterly and annual filings with the Securities and Exchange Commission, the Company remains a “shell company” and its principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. As of the date of this filing, the Company has not entered into any letter of intent or formal or definitive agreements with any party, regarding business opportunities for the Company. Moreover, the Company believes that a business combination will not occur at any time prior to February 1, 2017, however, the Company can not predict that such business combination will occur on or about such date or at all, nor can the Company predict the type of business operation or terms and conditions of any such combination.

The Company common stock will continue to trade on the OTC-QB Tier of the Pink Sheet Markets under the trading symbol “PVNC.”

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As October 31, 2016, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. The Company expects that the Charter Amendment will be filed with the Secretary of State of the State of Nevada in December 2016.

Liquidity and Capital Resources

As of October 31, 2016 and April 30, 2016, the Company had no assets. The Company’s current liabilities as of October 31, 2016 totaled $79,074, $892 relating to accounts payable and accruals and $78,182 of advances from related party. This compares with current liabilities of $16,939 as of April 30, 2016, comprising $5,242 of accounts payable and $11,697 due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended October 31, 2016 and 2015:

	Six Months Ended October 31, 2016	Six Months Ended October 31, 2015
Net Cash Used in Operating Activities	$(66,485)	$(33,862)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided in Financing Activities	$66,485	$35,000
Net Change in Cash	$-	$1,138

Operating Activities

During the six months ended October 31, 2016, the Company incurred a net loss of $62,135 which, after adjusting for an decrease in accounts payable and accrued expenses of $4,350, resulted in net cash of $66,485 being used in operating activities during the period. By comparison, during the six months ended October 31, 2015, the Company incurred a net loss of $25,261 which after adjustments for $2,461 non-cash amortization of debt discount, a $2,177 increase in accrued interest and a $13,239 decrease in accounts payable resulted in a $33,862 net use of funds in operating activities

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended October 31, 2016 and 2015.

Financing Activities

During the six months ended October 31, 2016, the Company received $66,485 from advances from related party. By comparison during the six months ended October 31 2015, the Company received $35,000 by way of a convertible loan from a related party.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008. No revenue has been generated by the Company during the three and six months ended October 31, 2016 and 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2016 and 2015

During the three months ended October 31, 2016, the Company incurred a net loss of $26,209, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

During the three months ended October 31, 2015, the Company incurred a net loss of $7,601, comprised of general and administrative expenses of $3,758, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $3,843.

General and administrative expenses were $22,450 higher in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015 principally due to increased professional fees incurred for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015.

Interest expense of $3,843 was accrued on a $179,500 related party convertible note payable issued and outstanding during the three months ended October 31, 2015. No interest bearing debt was outstanding during the three months ended October 31, 2016 and consequently no interest expense was incurred during the period.

For the six months ended October 31, 2016 and 2015

During the six months ended October 31, 2016, the Company incurred a net loss of $62,135, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

During the six months ended October 31, 2015, the Company incurred a net loss of $25,261, comprised of general and administrative expenses of $20,623, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $4,638.

General and administrative expenses were $41,512 higher in the six months ended October 31, 2016 as compared to the six months ended October 31, 2015 principally due to increased professional fees incurred for the six months ended Octobers 31, 2016 as compared to the six months ended October 31, 2015.

Interest expense of $4,638 was accrued on a $179,500 related-party convertible note payable issued and outstanding during the six months ended October 31, 2015. No interest bearing debt was issued and outstanding during the six months ended October 31, 2016 and consequently no interest expense was incurred during the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment over financial reporting, management believes as of October 31, 2016, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

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

Date: December 15, 2016	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

