Form 10-Q
period 2017-01-31
PREVENTION INSURANCE COM INC
filed 2017-03-21
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite A No. 79-3 Jalan Metro PerdanaBara 1 Taman Usahawan Kepong Kuala Lumpur, Malaysia	52000
(Address of Principal Executive Offices)	(Zip Code)

+60 3 6258 5887

(Registrant’s telephone number, including area code)

n/a	n/a

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

As of March 17, 2017, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	January 31, 2017	April 30, 2016
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,024	$5,242
Due to related party	101,693	11,697
Total current liabilities	108,717	16,939

Total liabilities	108,717	16,939

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding, respectively	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,698,348)	(4,606,570)
Total stockholders’ deficit	(108,717)	(16,939)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	29,643	29,632	91,778	50,255

Operating loss	(29,643)	(29,632)	(91,778)	(50,255)

Interest expense	-	198,275	-	202,913

Net loss	$(29,643)	$(227,907)	$(91,778)	$(253,168)

Loss per common share - basic and dilutive	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding - basic and dilutive	22,340,081	14,316,711	22,340,081	6,365,634

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	January 31,
	2017	2016

Cash flows from operating activities
Net loss	$(91,778)	$(253,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	199,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,782	(9,289)
Accrued interest	-	3,413
Net cash used in operating activities	(89,996)	(59,544)

Cash flows from financing activities
Proceeds from advances from related party	89,996	4,256
Repayments of advances from related party	-	(228)
Proceeds from convertible loans, related party	-	55,000
Net cash provided by financing activities	89,996	59,028

Net change in cash	-	(516)

Cash and cash equivalents, beginning of period	-	516

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of $127,000 related party advance to $127,000 convertible loan, related party	$-	$127,000
Conversion of $199,500,000 convertible loan notes into 19,950,000 shares of common stock	$-	$199,500

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

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

On March 9, 2016, the Board of Directors appointed Mr. Chee Chau Ng to the Company’s Board of Directors. In addition, on that same date, the Board of Directors appointed Mr. Ng as its President (Chief Executive Officer), Treasurer (Chief Financial Officer) and Secretary, replacing Mr. Yik Kei Ong who had resigned in all capacities as an officer of the Company on that date. As President of the Company, Mr. Ng assumed the role of Chairman of the Company Board of Directors.

Effective May 24, 2016, Mr. Yik Kei Ong resigned as a member of the Company’s Board of Directors. Mr. Ong did not resign as a result of any disagreement with the Company over any matter related to its operations, policies or practices.

2

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016 The Company expects that the Charter Amendment will be filed with the Nevada Secretary of State following FINRA’s approval of the Charter Amendment.

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

For the three and nine months ended January 31, 2017 and 2016, the Company did not recognize any revenue.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

There are various accounting standards and interpretations that have been issued during 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2017, the Company reported a net loss of $91,778 and has reported an accumulated deficit of $4,698,348 as of January 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2016, an entity related to the Company’s controlling shareholders has advanced funds totaling $11,697 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

As of January 31, 2017, the same entity has advanced funds totaling $101,693 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

Subsequent to January 31, 2017 through the date these financial statements were issued, the same entity advanced further funds totaling $16,506 to the Company to meet its working capital requirements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

For three and nine-month periods ended January 31, 2017, the Company maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder at no cost to the Company.

For the three and nine-month periods ended January 31, 2016, the Company maintained office space in New York, New York with the Company’s then majority shareholder at no cost to the Company.

Accordingly, for the three and nine-month periods ended January 31, 2017 and 2016, the Company recognized no rent expense.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2017, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and nine months ended January 31, 2017 and 2016.

Common Stock

As of January 31, 2017, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three and nine months ended January 31, 2017.

During the three and nine months ended January 31, 2016, effective December 8, 2015, Convertible Notes Payable with principal balances totaling $199,500 were converted into 19,950,000 shares of our common stock.

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

On March 9, 2016, the Board of Directors appointed Mr. Chee Chau Ng to the Company’s Board of Directors. In addition, on that same date, the Board of Directors appointed Mr. Ng as its President (Chief Executive Officer), Treasurer (Chief Financial Officer) and Secretary, replacing Mr. Yik Kei Ong who had resigned in all capacities as an officer of the Company on that date. As President of the Company, Mr. Ng assumed the role of Chairman of the Company Board of Directors.

Effective May 24, 2016, Mr. Yik Kei Ong resigned as a member of the Company’s Board of Directors. Mr. Ong did not resign as a result of any disagreement with the Company over any matter related to its operations, policies or practices.

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

As stated in its quarterly and annual filings with the Securities and Exchange Commission, the Company remains a “shell company” and its principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. As of the date of this filing, the Company has not entered into any letter of intent or formal or definitive agreements with any party, regarding business opportunities for the Company. Moreover, the Company believes that a business combination will not occur at any time prior to April 1, 2017, however, the Company cannot predict that such business combination will occur on or about such date or at all, nor can the Company predict the type of business operation or terms and conditions of any such combination.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As January 31, 2017, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. The Company expects that the Charter Amendment will be filed with the Nevada Secretary of State following FINRA’s approval of the Charter Amendment.

Liquidity and Capital Resources

As of January 31, 2017 and April 30, 2016, the Company had no assets. The Company’s current liabilities as of January 31, 2017 totaled $108,717, $7,024 relating to accounts payable and accruals and $101,693 of advances from related party. This compares with current liabilities of $16,939 as of April 30, 2016, comprising $5,242 of accounts payable and $11,697 due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2017 and 2016:

	Nine Months Ended January 31, 2017	Nine Months Ended January 31, 2016
Net Cash Used in Operating Activities	$(89,996)	$(59,544)
Net Cash Used in Investing Activities	-	-
Net Cash Provided in Financing Activities	89,996	59,028
Net Change in Cash	$-	$(516)

Operating Activities

During the nine months ended January 31, 2017, the Company incurred a net loss of $91,778 which, after adjusting for an increase in accounts payable and accrued expenses of $1,782, resulted in net cash of $89,996 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2016, the Company incurred a net loss of $253,168 which after adjustments for $199,500 non-cash amortization of debt discount, a $3,413 increase in accrued interest and a $9,289 decrease in accounts payable resulted in a net cash of $59,544 being used in operating activities

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended January 31, 2017 and 2016.

Financing Activities

During the nine months ended January 31, 2017, the Company received $89,996 from advances from related party. By comparison during the nine months ended January 31 2016, the Company received $55,000 by way of a convertible loan from a related party, $4,256 by way of advances from a related party and repaid $228 to a related party.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008. No revenue has been generated by the Company during the three and nine months ended January 31, 2017 and 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2017 and 2016

During the three months ended October 31, 2017, the Company incurred a net loss of $29,643, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

During the three months ended January 31, 2016, the Company incurred a net loss of $227,907, comprised of general and administrative expenses of $29,632, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $198,275.

General and Administrative Expenses

General and administrative expenses of $29,643 incurred in the three months ended January 31, 2017 were broadly comparable to $29,632 incurred during the three months ended January 31, 2016.

Interest Expense

During the three months ended January 31, 2017, no interest bearing debt was outstanding and consequently no interest expense was incurred during the period. By comparison, during the three months ended January 31, 2016, the Company incurred interest expense of $198,275 related to the amortization of debt discount and interest accrued in respect of the $199,500 convertible loans, related party, outstanding and converted into shares of our common stock during the period.

For the nine months ended January 31, 2017 and 2016

During the nine months ended January 31, 2017, the Company incurred a net loss of $91,778, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

During the nine months ended January 31, 2016, the Company incurred a net loss of $253,168, comprised of general and administrative expenses of $50,255, including legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $202,913.

General and Administrative Expenses

General and administrative expenses were $41,523 higher in the nine months ended January 31, 2017 as compared to the six months ended January 31, 2016 principally due to increased professional fees incurred for the nine months ended January 31, 2017 as compared to the nine months ended January 31, 2016.

Interest Expense

During the nine months ended January 31, 2017, no interest bearing debt was outstanding and consequently no interest expense was incurred during the period. By comparison, during the nine months ended January 31, 2017, the Company incurred interest expense of $202,913 related to the amortization of debt discount and interest accrued in respect of the $199,500 convertible loans, related party, outstanding and converted into shares of our common stock during the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment over financial reporting, management believes as of January 31, 2017, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: March 21, 2017	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

