Form 10-K
period 2017-04-30
PREVENTION INSURANCE COM INC
filed 2017-08-14
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

15-6, Menara Oval Damansara,
No. 685, Jalan Damansara,
60000 Kuala Lumpur, Malaysia

 (Address of principal executive offices)(Zip Code)

Suite A No. 79-3

Jalan Metro PerdanaBara 1

Taman Usahawan Kepong

Kuala Lumpor, Malaysia 52000

(Former Address of principal executive offices (zip Code)

Registrant’s telephone number, including area code: +60 3 2715 0633

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,541,459.

As of August 12, 2017, there were 22,340,081 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Item 1. Business.

Business Development & Business Overview

Prevention Insurance.com (the “Company”) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. In connection with the Charter Amendment, we filed an Issuer Company-Related Action Notification Form with FINRA to receive approval of the name change. FINRA denied the corporate action request due to the prior regulatory history of two of the principal shareholders which occurred in Malaysia. Management of the Company is actively seeking a change of control transaction pursuant to which the current controlling shareholders would assign to a third party or surrender their equity interest in the Company.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

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

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant’s sole director may resign and one or more new directors may be appointed by our majority stockholder.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management with the consent of our majority stockholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-QB Market under the symbol “PVNC”. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended April 30, 2016:
First Quarter	$0.20	$0.30
Second Quarter	0.25	0.25
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

Fiscal year ended April 30, 2017:
First Quarter	0.20	0.19
Second Quarter	0.40	0.19
Third Quarter	0.55	0.23
Fourth Quarter	0.55	0.05

Fiscal year ended April 30, 2018:
First Quarter	0.35	0.23

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of April 30, 2017, there were approximately 514 holders of record of the Common Stock.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008. No revenue has been generated by the Company for the fiscal years ended April 30, 2017 and 2016. It is unlikely the Company will have any revenues unless it is able to affect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2017, the Company had a net loss of $125,257 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

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

The increase in general and administrative expenses from $69,603 during the year ended April 30, 2016 to $125,257 during the year ended April 30, 2017 was due to increased fees incurred with respect to regulatory compliance.

The decrease in interest expense form $202,913 during the year ended April 30, 2016 to $0 during the year ended April 30, 2017 was due to the fact that all the Company’s interest bearing debt was converted into shares of the Company’s common stock during the year ended April 30, 2016 and consequently no interest-bearing debt was issued and outstanding during the year ended April 30, 2017.

Liquidity and Capital Resources

As of April 30, 2017 and 2016, the Company had no assets. The Company’s current liabilities as of April 30, 2017 totaled $142,196 comprised of $519 of accounts payable and $141,677 due to a related party.  This compares with total liabilities of $16,939 comprised of $5,242 of accounts payable and $11,697 due to a related party, as of April 30, 2016.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

During the year ended April 30, 2016, four convertible notes totaling $199,500 were converted into 19,950,000 shares of common stock of the Company pursuant to their terms. No convertible debt was issued and outstanding during the year ended April 30, 2017.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended April 30, 2017 and 2016.

	Fiscal Year Ended April 30, 2017	Fiscal Year Ended April 30, 2016

Net Cash Used in Operating Activities	$(129,980)	$(78,429)
Net Cash Provided by Financing Activities	$129,980	$77,913
Net Decrease in Cash and Cash Equivalents	$-	$(516)

Our financial statements reflect the fact that we do not have any revenue to cover expenses. We are at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prevention Insurance.Com
Kuala Lumpor, Malaysia

We have audited the accompanying balance sheets of Prevention Insurance.Com (the “Company”) as of April 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Prevention Insurance.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prevention Insurance.Com as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 14, 2017

PREVENTION INSURANCE.COM
BALANCE SHEETS

	April 30, 2017	April 30, 2016

ASSETS

Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$519	$5,242
Due to related party	141,677	11,697
Total current liabilities	142,196	16,939

Total liabilities	142,196	16,939

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,340,083 shares issued and 22,340,081 shares outstanding	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,731,827)	(4,606,570)
Total stockholders’ deficit	(142,196)	(16,939)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to financial statements.

F-3

PREVENTION INSURANCE.COM
STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2017	2016

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative	125,257	69,603

Operating loss	(125,257)	(69,603)

Interest expense	-	202,913

Net loss	$(125,257)	$(272,516)

Loss per common share - basic and dilutive	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and dilutive	22,340,081	10,293,770

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance, April 30, 2015	-	$-	2,390,083	$239	$4,246,217	$(52,954)	$(4,334,054)	$(140,552)

Discount on related party convertible notes payable	-	-	-	-	182,000	-	-	182,000

Conversion of related party convertible notes payable	-	-	19,950,000	1,995	197,505	-	-	199,500

Forgiveness of accrued interest on related party convertible notes payable	-	-	-	-	3,413	-	-	3,413

Transfer of cash balance to related party	-	-	-	-	(228)	-	-	(228)

Forgiveness of balance due to related party	-	-	-	-	11,444	-	-	11,444

Net loss	-	-	-	-	-	-	(272,516)	(272,516)

Balance, April 30, 2016	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,606,570)	$(16,939)

Net loss	-	-	-	-	-	-	(125,257)	(125,257)

Balance, April 30,2017	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,731,827)	$(142,196)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(125,257)	$(272,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	199,500
Changes in operating assets and liabilities:
Accounts payable	(4,723)	(8,826)
Accrued expenses – related party	-	3,413
Net cash flows used in operating activities	(129,980)	(78,429)

Cash flows from financing activities:
Proceeds from advances from related party	129,980	23,141
Repayment of advances from related parties	-	(228)
Proceeds from convertible notes payable – related party	-	55,000
Net cash flows provided by financing activities	129,980	77,913

Net change in cash	-	(516)

Cash and cash equivalents, beginning of year	-	516

Cash and cash equivalents, end of year	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Activities
Conversion of $127,000 advance from related party to $127,000 convertible debenture, related party	$-	$127,000
Discount from beneficial conversion feature on convertible notes	$-	$182,000
Conversion of $199,500 convertible debentures, related party into 19,950,000 shares of common stock	$-	$199,500
Forgiveness of accrued interest on convertible debentures, related party	$-	$3,413
Forgiveness of advances from related party	$-	$11,444

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. In connection with the Charter Amendment, we filed an Issuer Company-Related Action Notification Form with FINRA to receive approval of the name change. FINRA denied the corporate action request due to the prior regulatory history of two of the principal shareholders which occurred in Malaysia. Management of the Company is actively seeking a change of control transaction pursuant to which the current controlling shareholders would assign to a third party or surrender their equity interest in the Company.

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

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

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

For the years ended April 30, 2017 and 2016, the Company did not realize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2017 and 2016, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements..

Subsequent Events

The Company has evaluated all transactions from April 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

Recently Issued Accounting Pronouncements

As of April 30, 2017, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

There are various accounting standards and interpretations that have been issued during 2017, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2017, the Company reported a net loss of $125,257 and has reported an accumulated deficit of $4,731,827 as of April 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Following the change of control of the Company effective December 8, 2015 through March 9, 2016, an entity related to the Company’s then sole officer and director advanced funds totaling $11,444 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Effective March 9, 2016, the full $11,444 balance of the loan was forgiven. As the loan was with a related party, the forgiveness of the loan has been recognized in additional paid in capital.

From March 9, 2016 through April 30, 2016, an entity related to the Company’s controlling shareholder has advanced funds totaling $11,697 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

During the year ended April 30, 2017, an entity related to the Company’s controlling shareholder has advanced funds totaling $129,980 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

Subsequent to April 30, 2017, through the date these financial statements were issued, the entity related to the Company’s controlling shareholder advanced further funds totaling $21,328 to the Company to meet its working capital requirements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

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

NOTE 5. INCOME TAXES

As of April 30, 2017, the Company had a federal net operating loss carryforward of approximately $1,265,000, which expires beginning in 2018 and through 2037. This carryforward is limited due to the changes in control that took place in the years ended April 30, 2008 and April 30, 2016 and maybe further limited in the future upon change(s) in control of the Company in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. As of April 30, 2017, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

The following table reconciles the provision (benefit) for taxes to the U.S. Federal statutory tax rates:

	Year Ended April 30,
	2017	2016

Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

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

Effective from March 9, 2016 to July 19, 2017, the Company has maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder also at no cost to the Company. Since July 19, 2017, the Company has maintained office space in Kuala Lumpur provided by the Company’s sole officer.

Accordingly, for the years ended April 30, 2017 and 2016, the Company recognized no rent expense.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2017, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2017 and 2016.

Common Stock

As of April 30, 2017, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

During the year ended April 30, 2016, effective December 8, 2015, Convertible Notes Payable with principal balances totaling $199,500 were converted into 19,950,000 shares of our common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2017 or 2016 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Chee Chau Ng	48	President, CEO and Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2017 and written representations that no other reports were required, the Company believes four person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. The late filing have been made by each of the four parties.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2017 and 2016 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Chee Chau Ng President	2017	None	None	None	None	None	None
CEO and Director	2016	None	None	None	None	None	None
Yik Kei Ong, Former President	2017	None	None	None	None	None	None
CEO and Director	2016	None	None	None	None	None	None
Alan P. Donenfeld Former President, CEO and Director	2017 2016	N/A None	N/A None	N/A None	N/A None	N/A None	N/A None

The Company’s current and former sole officer and director has not received any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

Effective from March 9, 2016 to July 19, 2017, the Company has maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder also at no cost to the Company.

Since July 19, 2017, the Company has maintained office space in Kuala Lumpur provided by the Company’s sole officer.

From March 9, 2016 through April 30, 2017, an entity related to the Company’s controlling shareholder has advanced funds totaling $141,677 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Subsequent to April 30, 2017, through the date these financial statements were issued, the entity related to the Company’s controlling shareholder advanced further funds totaling $21,328.00 to the Company to meet its working capital requirements

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

2017	$15,400	GBH CPAs, PC

2016	$14,900	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0
2016	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2017	$0
2016	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2017	$0
2016	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (3)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (4)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: August 14, 2017	By:	/s/ Chee Chau Ng
Chee Chau Ng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chee Chau Ng	President, CEO and Director	August 14, 2017
Chee Chau Ng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

