Form 10-Q
period 2017-07-31
PREVENTION INSURANCE COM INC
filed 2017-09-15
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15-6, Menara Oval Damansara, No. 685, Jalan Damansara, Kuala Lumpur, Malaysia	60000
(Address of Principal Executive Offices)	(Zip Code)

+60 3 2715 0633

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer,"  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 14, 2017, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2017	April 30, 2017
ASSETS
Current assets
Cash	$-	$-
Prepayments and deposits	15,075	-
Total current assets	15,075	-

Total assets	$15,075	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,000	$519
Due to related parties	178,080	141,677
Total current liabilities	184,080	142,196

Total liabilities	184,080	142,196

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding, respectively	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,758,636)	(4,731,827)
Total stockholders' deficit	(169,005)	(142,196)

Total liabilities and stockholders' deficit	$15,075	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2017	2016

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	26,809	35,926

Operating loss	(26,809)	(35,926)

Interest expense	-	-

Net loss	$(26,809)	$(35,926)

Net loss per common share - basic and dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and dilutive	22,340,081	2,340,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,809)	$(35,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments and deposits	(15,075)	-
Accounts payable	5,481	12,721
Net cash used in operating activities	(36,403)	(23,205)

Cash flows from financing activities:
Proceeds from advances from related parties	36,403	23,205
Net cash provided by financing activities	36,403	23,205

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2017

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained for the year ended April 30, 2017 included our Form 10K filed on August 14, 2017. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

For the three months ended July 31, 2017 and 2016, the Company did not recognize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the three months ended July 31, 2017 and 2016, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2017, the Company reported a net loss of $26,809 and has reported an accumulated deficit of $4,758,636 as of July 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2017, an entity related to the Company’s controlling shareholders has advanced funds totaling $141,677 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand. During the three months ended July 31, 2017, the same entity controlled by the Company’s controlling shareholder has advanced further funds totaling $17,828 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Consequently, as of July 31, 2017, the entity has advanced funds totaling $159,505 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

During the three months ended July 31, 2017, a second entity, of which our sole officer and director is the sole officer and shareholder, advanced funds totaling $18,575 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Consequently, as of July 31, 2017, this second entity, has advanced funds totaling $18,575 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

Subsequent to July 31, 2017 through the date these financial statements were issued, this second entity, further advanced funds totaling $6,000 to the Company to meet its working capital requirements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

Effective from March 9, 2016 to July 19, 2017, the Company has maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder at no cost to the Company.

Since July 19, 2017, the Company has maintained office space in Kuala Lumpur provided by the Company’s sole officer also at no cost to the Company.

Accordingly, for the three months ended July 31, 2017 and 2016, the Company recognized no rent expense.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2017, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended July 31, 2017 and 2016.

Common Stock

As of July 31, 2017, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three months ended July 31, 2017 and 2016.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of July 31, 2017, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2017, the Company had assets of $15,075 in respect of certain prepaid expenses and deposits. The Company had no assets as of April 30, 2017. The Company’s current liabilities as of July 31, 2017 totaled $184,080, $6,000 relating to accounts payable and $178,080 of advances from related parties. This compares with current liabilities of $142,196 as of April 30, 2017, comprising $519 of accounts payable and $141,677 due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2017 and 2016:

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016
Net Cash Used in Operating Activities	$(36,403)	$(23,205)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$36,403	$23,205
Net Change in Cash	$-	$-

Operating Activities

During the three months ended July 31, 2017, the Company incurred a net loss of $26,809 which, after adjusting for an increase in prepaid expenses and deposits of $15,075 and an increase in accounts payable of $5,481 resulted in net cash of $36,403 being used in operating activities during the period. By comparison, during the three months ended July 31, 2016, the Company incurred a net loss of $35,926 which, after adjusting for an increase in accounts payable of $12,721 resulted in net cash of $23,205 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2017 and 2016.

Financing Activities

During the three months ended July 31, 2017, the Company received $36,403 from advances from two related party entities. By comparison during the three months ended July 31, 2016, the Company received $23,205 from advances from a related party.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three months ended July 31, 2017 and 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2017 and 2016

During the three months ended July 31, 2017, the Company incurred a net loss of $26,809, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

During the three months ended July 31, 2016, the Company incurred a net loss of $35,926, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

General and administrative expenses were $9,117 lower in the three months ended July 31, 2017 as compared to the three months ended July 31, 2016. The principal reason for this variance relates to the fact that we recognized less expense in respect of our annual membership of the OTC Market during the three months ended July 31, 2017 than we did during the three months ended July 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of July 31, 2017, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: September 15, 2017	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

