Form 10-Q
period 2017-10-31
PREVENTION INSURANCE COM INC
filed 2017-12-18
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 604, Uptown 1, No.1 Jalan SS21/58, Damansara Uptown, 47400 Petaling Jaya, Selengor, Malaysia	47400
(Address of Principal Executive Offices)	(Zip Code)

+60 3 7611 9238

(Registrant’s telephone number, including area code)

15-6, Menara Oval Damansara,

No. 685, Jalan Damansara,

Kuala Lumpur, Malaysia 600000

(Former address, if changed from last report)

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

As of December 15 ,2017, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	October 31, 2017	April 30, 2017
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	8,952	-
Total current assets	8,952	-

Total assets	$8,952	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,392	$519
Due to related party	207,217	141,677
Total current liabilities	210,609	142,196

Total liabilities	210,609	142,196

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,791,288)	(4,731,827)
Total stockholders’ deficit	(201,657)	(142,196)

Total liabilities and stockholders’ deficit	$8,952	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	32,652	26,209	59,461	62,135

Operating loss	(32,652)	(26,209)	(59,461)	(62,135)

Interest expense	-	-	-	-

Net loss	$(32,652)	$(26,209)	$(59,461)	$(62,135)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	22,340,081	22,340,081	22,340,081	22,340,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	October 31,
	2017	2016

Cash flows from operating activities
Net loss	$(59,461)	$(62,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(8,952)	-
Accounts payable and accrued expenses	2,873	(4,350)
Net cash used in operating activities	(65,540)	(66,485)

Cash flows from financing activities
Proceeds from advances from related parties	65,540	66,485
Net cash provided by financing activities	65,540	66,485

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic earnings per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

For the three and six months ended October 31, 2017 and 2016, the Company did not recognize any revenue.

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the three and six months ended October 31, 2017 and 2016, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Subsequent Events

The Company has evaluated all transactions from October 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2017, the Company reported a net loss of $59,461 and has reported an accumulated deficit of $4,791,288 as of October 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 3. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2017, an entity related to the Company’s controlling shareholders has advanced funds totaling $141,677 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand. During the six months ended October 31, 2017, the same entity has advanced further funds totaling $17,828 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  Consequently, as of October 31, 2017, the entity has advanced funds totaling $159,505 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand. During July 2017, this entity ceased making advancements to the Company and during July 2017, a company controlled by the Company’s sole officer (discussed in the next paragraph below) began making advancements to the Company to fund it working capital needs.

During the six months ended October 31, 2017, a second entity, of which our sole officer and director is the sole officer and shareholder, advanced funds totaling $47,712 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. Consequently, as of October 31, 2017, this second entity, has advanced funds totaling $47,712 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

Subsequent to October 31, 2017 through the date these financial statements were issued, this second entity, further advanced funds totaling $8,192 to the Company to meet its working capital requirements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

Effective from March 9, 2016 to July 19, 2017, the Company had maintained office space in Kuala Lumpor, Malaysia provided by the Company’s controlling shareholder at no cost to the Company. Since July 19, 2017, the Company has maintained office space in Kuala Lumpur provided by the Company’s sole officer also at no cost to the Company. Accordingly, for the three and six months ended October 31, 2017 and 2016, the Company recognized no rent expense.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2017, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and six months ended October 31, 2017 and 2016.

Common Stock

As of October 31, 2017, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three and six months ended October 31, 2017 and 2016.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

(i)       filing Exchange Act reports, and

(ii)      investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of October 31, 2017, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2017, the Company had assets of $8,952 in respect of certain prepaid expenses. The Company had no assets as of April 30, 2017. The Company’s current liabilities as of October 31, 2017 totaled $210,609, comprising $3,392 of accounts payable and accruals and $207,217 of advances from related parties. This compares with current liabilities of $142,196 as of April 30, 2017, comprising $519 of accounts payable and accruals and of $141,677 of advances from a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended October 31, 2017 and 2016:

	Six Months Ended October 31, 2017	Six Months Ended October 31, 2016
Net Cash Used in Operating Activities	$(65,540)	$(66,485)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided in Financing Activities	$65,540	$66,485
Net Change in Cash	$-	$-

Operating Activities

During the six months ended October 31, 2017, the Company incurred a net loss of $59,461 which, after adjusting for an increase in prepaid expenses and deposits of $8,952 and an increase in accounts payable of $2,873 resulted in net cash of $65,540 being used in operating activities during the period. By comparison, during the six months ended October 31, 2016, the Company incurred a net loss of $62,135 which, after adjusting for a decrease in accounts payable of $4,350, resulted in net cash of $66,485 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended October 31, 2017 and 2016.

Financing Activities

During the six months ended October 31, 2017, the Company received $65,540 from advances from two related party entities. By comparison, during the six months ended October 31, 2016, the Company received $66,485 from advances from a related party. For the period prior to July 2017, the Company received advances from an entity related to the Company’s controlling shareholders. During July 2017, this entity ceased making advancements to the Company and during July 2017, a company controlled by the Company’s sole officer began making advancements to the Company to fund it working capital needs. The Company can not predict how long this entity (controlled by the Company’s sole officer and director) will be able to fund the Company’s working capital needs.

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

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three and six months ended October 31, 2017 and 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2017 and 2016

During the three months ended October 31, 2017, the Company incurred a net loss of $32,652, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

During the three months ended October 31, 2016, the Company incurred a net loss of $26,209, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

General and administrative expenses were $6,443 higher in the three months ended October 31, 2017 as compared to the three months ended October 31, 2016. The principal reason for this variance relates to the fact that we recognized increase accounting, legal and SEC filing fees during the three months ended October 31, 2017 as compared to the three months ended October 31, 2016.

For the six months ended October 31, 2017 and 2016

During the six months ended October 31, 2017, the Company incurred a net loss of $59,461, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

During the three months ended October 31, 2016, the Company incurred a net loss of $62,135, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

General and administrative expenses were $2,674 lower in the six months ended October 31, 2017 as compared to the six months ended October 31, 2016. The principal reason for this variance relates to the fact that while we recognized increased accounting and legal during the six months ended October 31, 2017 as compared to the six months ended October 31, 2016, these increases were more than offset by the fact that we recognized less expense in respect of our annual membership of the OTC Market during the six months ended July October 31, 2017 than we did during the six months ended October 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of October 31, 2017, the Company’s disclosure controls and procedures were not effective due to the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: December 15, 2017	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

