Form 10-K
period 2018-04-30
PREVENTION INSURANCE COM INC
filed 2018-07-30
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2018

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

Unit 604, Uptown 1, No.1

Jalan SS21/58, Damansara

Uptown, 47400 Petaling

Jaya, Selengor, Malaysia, 47400

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +60 3 7611 9238

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer",  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,629,847.

As of July 26, 2018, there were 22,340,081 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Seller”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Seller assigned, transferred and conveyed to Buyer, as nominee, 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the then sole officer of Seller, resigned in all officer capacities from the Company and Yik Kei Ong was appointed interim Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company. After giving effect to the above described transaction, the controlling shareholders of the Company were Wooi Huat Teow, Chee Chow Teow and Ee Meng Teow, who collectively owned 15,638,084 shares of Company common stock.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. In connection with the Charter Amendment, on December 20, 2016, we filed an Issuer Company-Related Action Notification Form with FINRA to receive approval of the name change. On February 3, 2017, FINRA effectively denied the corporate action request due to the prior regulatory history of two of the principal shareholders which occurred in Malaysia. The Company subsequently appealed the decision to FINRA. On March 28, 2017, FINRA re-affirmed its prior decision. Prior to the FINRA decision, an affiliate of the principal shareholders had advanced funds to the Company to cover its working capital needs. Following the FINRA decision in July 2017, this entity ceased making such advancements and Metrowork Equity Sdn. Bhd. ("Metrowork"), a Malaysian company wholly owned by our sole officer and director, began advancing funds to the Company to cover its working capital needs.

Effective May 30, 2018, a change of control occurrd with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow ("Sellers") and Metrowork, Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’s issued and outstanding shares of common stock). Our sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

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

Corporate Information

Our current administrative office is located at: Unit 604, Uptown 1, No.1 Jalan, SS21/58, Damansara Uptown, 47400 Petaling Jaya Selengor, Malaysia 47400

 Investment Company Act and Other Regulations

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

Item 1A. Risk Factors

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained herein, in evaluating our business and us.

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of April 30, 2018, we had an accumulated deficit of $4,850,043. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES. We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. We have relied upon affiliates of the Company to make advances to the Company to cover our operating expenditures. There are no assurances that these advances will continue in the future. The failure of these advances to continue in the future may result in our security holders losing their entire investment.

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $100,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS. Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS. We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS. Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 70% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US. Certain conflicts of interest may exist between our sole officer and director and us. Our sole officer and director has other business interests to which he also must devote his time, resources and attention. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating his resources, time and attention to our Company and his other business interests.

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS RELATED TO OUR SECURITIES

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL. We will need to raise additional capital to fund our ongoing operations. We have no cash on hand nor any working capital. To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this Report, the Company is indebted to certain affiliates in the amount of $255,025. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND SUBSTANTIAL DILUTION TO STOCKHOLDERS. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on OTC-QB, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

An affiliate of our sole officer and director beneficially owns approximately 70% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE. Our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of April 30, 2018, we had 22,340,083 shares of our common stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK . We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS. The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure. There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investors capital will be at risk.

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT OF 200 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Quarterly Period	High	Low
Fiscal year ended April 30, 2017:
First Quarter	$0.20	$0.19
Second Quarter	0.40	0.19
Third Quarter	0.55	0.23
Fourth Quarter	0.55	0.05

Fiscal year ended April 30, 2018:
First Quarter	0.35	0.23
Second Quarter	0.30	0.15
Third Quarter	0.2499	0.10
Fourth Quarter	0.20	0.115

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock. As of April 30, 2018, there were 513 holders of record of the Common Stock.

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

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2018 and 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2018, the Company had a net loss of $118,216 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

 For the fiscal year ended April 30, 2017, the Company had a net loss of $125,257 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $7,041 decrease in general and administrative expenses from $125,757 during the year ended April 30, 2017 to $118,216 during the year ended April 30, 2018 was due to decreased legal, accounting and audit fees only partially offset by an increase in transfer agents fees arising from the cost of changing transfer agents during the year.

Liquidity and Capital Resources

As of April 30, 2018, the Company had assets of $3,333 in respect of certain prepaid expenses. The Company had no assets as of April 30, 2017. The Company’s current liabilities as of April 30, 2018 totaled $263,745, comprising $8,720 of accounts payable and accruals and $255,025 of advances from related parties. This compares with current liabilities of $142,196 as of April 30, 2017, comprising $519 of accounts payable and accruals and of $141,677 of advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the years ended April 30, 2018 and 2017:

	Fiscal Year Ended April 30, 2018	Fiscal Year Ended April 30, 2017

Net Cash Used in Operating Activities	$(113,348)	$(129,980)
Net Cash Provided by Financing Activities	$113,348	$129,890
Net Decrease in Cash and Cash Equivalents	$-	$-

Operating Activities

During the year ended April 30, 2018, the Company incurred a net loss of $118,216 which, after adjusting for an increase in prepaid expenses of $3,333 and an increase in accounts payable of $8,201, resulted in net cash of $113,348 being used in operating activities during the year. By comparison, during the year ended April 30, 2017, the Company incurred a net loss of $125,527 which, after adjusting for an increase in accounts payable of $4,723, resulted in net cash of $129,980 being used in operating activities during the period.

Financing Activities

During the year ended April 30, 2018, the Company received $113,348 from advances from two related parties. By comparison, during the year ended April 30, 2017, the Company received $128,890 from advances from one related party. For the period prior to July 2017, the Company received advances from an entity related to the Company’s then controlling shareholders. During July 2017, this entity ceased making advances to the Company and during July 2017, a company controlled by the Company’s sole officer and current controlling shareholder began making advancements to the Company to fund its working capital needs. The Company cannot predict how long this entity (controlled by the Company’s sole officer and director) will be able to fund the Company’s working capital needs.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Prevention Insurance.Com

Kuala Lumpur,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prevention Insurance.Com (the "Company") as of April 30, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2013.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 30, 2018

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2018	April 30, 2017

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	3,333	-

Total current assets	3,333	-

Total assets	$3,333	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,720	$519
Due to related party	255,025	141,677
Total current liabilities	263,745	142,196

Total liabilities	263,745	142,196

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,340,083 shares issued and 22,340,081 shares outstanding	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,850,043)	(4,731,827)
Total stockholders' deficit	(260,412)	(142,196)

Total liabilities and stockholders' deficit	$3,333	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2018	2017

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative	118,216	125,257

Operating loss	(118,216)	(125,257)

Net loss	$(118,216)	$(125,257)

Loss per common share - basic and dilutive	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	22,340,081	22,340,081

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance, April 30, 2016	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,606,570)	$(16,939)

Net loss	-	-	-	-	-	-	(125,257)	(125,257)

Balance, April 30, 2017	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,731,827)	$(142,196)

Net loss	-	-	-	-	-	-	(118,216)	(118,216)

Balance, April 30, 2018	-	$-	22,340,083	$2,234	$4,640,351	$(52,954)	$(4,850,043)	$(260,412)

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(118,216)	$(125,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(3,333)	-
Accounts payable	8,201	(4,723)
Net cash flows used in operating activities	(113,348)	(129,980)

Cash flows from financing activities:
Proceeds from advances from related parties	113,348	129,980
Net cash flows provided by financing activities	113,348	129,980

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

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

Effective December 8, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Paragon Capital LP (“Paragon”), and Yik Kei Ong (“Buyer”, as nominee for certain third parties), Paragon assigned, transferred and conveyed to Buyer, as nominee, 2,109,286 shares of common stock of Company and convertible notes of the Company totaling $199,500. The convertible notes were convertible into common stock of the Company at $0.01 per share for a total of 19,950,000 shares of common stock. On the closing of the above transaction, Mr. Alan Donenfeld, the then sole officer of Paragon, resigned in all officer capacities from the Company and Yik Kei Ong was appointed interim Chief Executive Officer and Chief Financial Officer of the Company. Immediately following the closing of the transaction, the convertible notes ($199,500 in principal amount) were converted into 19,950,000 shares of common stock of the Company. After giving effect to the above described transaction, the controlling shareholders of the Company are Wooi Huat Teow, Chee Chow Teow and Ee Meng Teow.

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

On September 19, 2016, three of our shareholders, owning 15,638,084 shares of common stock, or approximately 70% of the total outstanding shares, approved an amendment to our articles of incorporation to change our corporate name from Prevention Insurance.com to AIM BIG Resources, Ltd. (the “Charter Amendment”). On November 18, 2016, we filed a Definitive Information Statement with the Securities and Exchange Commission. We mailed the Definitive Information Statement to our shareholders on November 21, 2016. In connection with the Charter Amendment, on December 20, 2016, we filed an Issuer Company-Related Action Notification Form with FINRA to receive approval of the name change. On February 3, 2017, FINRA effectively denied the corporate action request due to the prior regulatory history of two of the principal shareholders which occurred in Malaysia. The Company subsequently appealed the decision to FINRA. On March 28, 2017, FINRA re-affirmed its prior decision. Prior to the FINRA decision, an affiliate of the principal shareholders had advanced funds to the Company to cover its working capital needs. Following the FINRA decision in July 2017, this entity ceased making such advances and Metrowork Equity Sdn. Bhd. ("Metrowork"), a Malaysian company wholly owned by our sole officer and director ("Metrowork"), began advancing funds to the Company to cover its working capital needs.

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow ("Sellers") and Metrowork. Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’s issued and outstanding shares of common stock). Our sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

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

Stock-Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended April 30, 2018 and 2017, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

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

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

Subsequent Events

The Company has evaluated all transactions from April 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 “Leases” (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the standard and does not expect the adoption will have a material effect on its financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its financial statements and disclosures.

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2018, the Company reported a net loss of $118,216 and has reported an accumulated deficit of $4,850,043 as of April 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 3. ADVANCES DUE TO RELATED PARTY

As of April 30, 2017, Haspro Holdings Sdn. Bhd., an entity related to the Company’s then controlling shareholders (“Former Affiliate”) advanced funds totaling $141,677 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand. During the year ended April 30, 2018, the Former Affiliate has advanced further funds totaling $17,828 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  Consequently, as of April 30, 2018, the Former Affiliate has advanced funds totaling $159,505 to the Company to meet its working capital requirements.

During July 2017, the Former Affiliate ceased making advances to the Company and during July 2017, Metrowork, a company owned by the Company’s current sole officer and director began making advances to the Company to fund its working capital needs. During the year ended April 30, 2018, Metrowork advanced funds totaling $95,519 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  Subsequent to April 30, 2018 and through the date these financial statements were issued, Metrowork , further advanced funds totaling $16,647 to the Company to meet its working capital requirements. Metrowork is now the Company’s controlling stockholder.

NOTE 4.  INCOME TAXES

As of April 30, 2018, the Company had a federal net operating loss carryforward of approximately $1,383,000, which expires beginning in 2019 and through 2038. This carryforward is limited due to the changes in control of the company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.

In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. As of April 30, 2018, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance.

The following table reconciles the provision (benefit) for taxes to the U.S. Federal statutory tax rates:

	Year Ended April 30,
	2018	2017

Statutory U.S. Federal Income Tax Rate	30%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(35%)	(40%)
Effective Income Tax Rate	-%	-%

NOTE 5. COMMITMENTS & CONTINGENCIES

Corporate Office Space

Effective from March 9, 2016 to July 19, 2017, the Company maintained office space in Kuala Lumpur, Malaysia provided by the Company’s then controlling shareholder at no cost to the Company.

Since July 19, 2017, the Company has maintained office space in Selengor, Malaysia provided by the Company’s controlling shareholder also at no cost to the Company.

Accordingly, for the years ended April 30, 2018 and 2017, the Company recognized no rent expense.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2018, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2018 and 2017.

Common Stock

As of April 30, 2018, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

During the years ended April 30, 2018 and 2017, the Company did not issue any shares of common stock.

NOTE 7. SUBSEQUENT EVENTS

On June 25, 2018, the Former Affiliate, assigned to Metrowork all of its rights to its loan to the Company in the amount of $159,505 and in addition, on that date, forever waived and discharged any and all of claims that it has or may have against the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

While these control deficiencies did not result in any audit adjustments to our 2018 or 2017 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2018, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Chee Chau Ng	49	President, CEO and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2018 and written representations that no other reports were required, the Company believes four person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. The late filing have been made by each of the four parties.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2018 and 2017 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Chee Chau Ng, President	2018	None	None	None	None	None	None
CEO and Director	2017	None	None	None	None	None	None

Yik Kei Ong, Former President	2018	None	None	None	None	None	None
CEO and Director	2017	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 26, 2018 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 22,340,081 shares of Common Stock outstanding as of July 26, 2018. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Chee Chau Ng (1)	15,638,084	70%
All officers and directors as a group (1 individual)	15,638,084	70%

Greater than 10% Shareholders
Metrowork Equity Sdn Bhd (1)	15,638,084	70%
Unit 604, Uptown 1, No.1
Jalan SS21/58, Damansara
Uptown, 47400 Petaling Jaya
Selengor, Malaysia, 47400

(1)	Mr. Chee Chau Ng, our sole officer and director, is the sole shareholder and officer of Metrowork Equity Equity Sdn. Bhd (“Metrowork”) and is deemed the beneficial owners of the shares of common stock held by Metrowork.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Effective from March 9, 2016 to July 19, 2017, the Company maintained office space in Kuala Lumpur, Malaysia provided by the Company’s then controlling shareholder at no cost to the Company.

Since July 19, 2017, the Company has maintained office space in Selengor, Malaysia provided by the Company’s sole officer and now controlling shareholder also at no cost to the Company.

Accordingly, for the years ended April 30, 2018 and 2017, the Company recognized no rent expense.

From March 9, 2016 through April 30, 2017, an entity related to the Company’s then controlling shareholders (“Former Affiliate”) advanced funds totaling $141,677 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand. During the year ended April 30, 2018, the Former Affiliate advanced further funds totaling $17,828 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  Consequently, as of April 30, 2018, the Former Affiliate advanced funds totaling $159,505 to the Company to meet its working capital requirements. The advances are unsecured, interest free and due on demand.

During July 2017, the Former Affiliate ceased making advancements to the Company and during July 2017, a company, owned by the Company’s sole officer and director (“Current Affiliate”) began making advances to the Company to fund its working capital needs. During the year ended April 30, 2018, the Current Affiliate advanced funds totaling $95,519 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  Subsequent to April 30, 2018 and through the date these financial statements were issued, the Current Affiliate, further advanced funds totaling $16,647  to the Company to meet its working capital requirements. The Current Affiliate is now the Company’s controlling stockholder.

On June 25, 2018, the Former Affiliate, for good and valuable consideration, assigned to the Current Affiliate all of its rights to its loan to the Company in the amount of $159,505 and in addition, on that date, forever waived and discharged any and all of claims that it has or may have against the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-QB which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Mr. Chee Chau Ng is not independent as he also serves as the sole officer of the Company.

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

2018	$14,600	GBH CPAs, PC
2017	$15,400	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018	$0
2017	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2018	$0
2017	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2018	$0
2017	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (3)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (4)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: July 30, 2018	By:	/s/ Chee Chau Ng
Chee Chau Ng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chee Chau Ng	President, CEO and Director	July 30, 2018
Chee Chau Ng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

