Form 10-Q
period 2018-07-31
PREVENTION INSURANCE COM INC
filed 2018-09-21
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-32389

PREVENTION INSURANCE.COM

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 604, Uptown 1, No.1 Jalan SS21/58, Damansara Uptown, 47400 Petaling Jaya, Selangor, Malaysia	47400
(Address of Principal Executive Offices)	(Zip Code)

 +60 3 7611 9238

(Registrant’s telephone number, including area code)

n/a	n/a

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 14, 2018, there were 22,340,081 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2018	April 30, 2018
ASSETS
Current assets
Cash	$-	$-
Prepayments	833	3,333
Total current assets	833	3,333

Total assets	$833	$3,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accruals	$7,477	$8,720
Due to related party	285,341	255,025
Total current liabilities	292,818	263,745

Total liabilities	292,818	263,745
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares; 22,340,083 shares issued and 22,340,081 shares outstanding, respectively	2,234	2,234
Additional paid-in capital	4,640,351	4,640,351
Treasury stock, 2 shares, at cost	(52,954)	(52,954)
Accumulated deficit	(4,881,616)	(4,850,043)
Total stockholders’ deficit	(291,985)	(260,412)

Total liabilities and stockholders’ deficit	$833	$3,333

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2018	2017

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	31,573	26,809

Operating loss	(31,573)	(26,809)

Interest expense	-	-

Net loss	$(31,573)	$(26,809)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	22,340,081	2,340,081

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(31,573)	$(26,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments	2,500	(15,075)
Accounts payable and accruals	(1,243)	5,481
Net cash used in operating activities	(30,316)	(36,403)

Cash flows from financing activities:
Proceeds from advances from related party	30,316	36,403
Net cash provided by financing activity	30,316	36,403

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

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

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow (“Sellers”) and Metrowork, Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’s issued and outstanding shares of common stock). Our sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained for the year ended April 30, 2018 included our Form 10-K filed on July 30, 2018. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company has adopted the standard and the adoption did not have a material effect on its financial statements and disclosures.

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

 NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2018, the Company reported a net loss of $31,573, negative working capital of $291,985 and an accumulated deficit of $4,881,616 as of July 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

 NOTE 3. DUE TO RELATED PARTIES

As of April 30, 2018, Haspro Holdings Sdn. Bhd., an entity related to the Company’s then controlling shareholders (“Former Affiliate”) had advanced funds totaling $159,505 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

As of April 30, 2018, Metrowork, a company owned by the Company’s current sole officer and director had advanced funds totaling $95,519 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

On June 25, 2018, the Former Affiliate assigned to Metrowork all of its rights to its loan to the Company in the amount of $159,505 and in addition, on that date, forever waived and discharged any and all claims that it has or may have against the Company.

During the three months ended July 31, 2018, Metrowork advanced a further $30,316 to the Company to meet its working capital requirements.

Subsequent to July 31, 2018 and through the date these financial statements were issued, Metrowork, further advanced funds totaling $23,791 to the Company to meet its working capital requirements. Metrowork is now the Company’s controlling stockholder.

NOTE 4. SUBSEQUENT EVENTS

On August 24, 2018, our majority shareholder (holding 70% of our outstanding common stock) executed written consent approving the following corporate actions (“Corporate Actions”):

i)	Effect a reverse split of our outstanding common stock, $0.0001 par value, on a one (1) post-split for ten (10) pre-split share basis, and

ii)	Amend our Articles of Incorporation to increase our authorized shares of common stock, $0.0001 par value, from 100,000,000 to 200,000,000.

The Corporate Actions were adopted at a meeting of our Board of Directors on August 22, 2018, and the Board of Directors recommended that the Corporate Actions be presented to our shareholders for approval. The record date of the Corporate Actions was August 23, 2018.

On August 29, 2018, the Company filed a preliminary Schedule 14C Information Statement with the Securities and Exchange Commission regarding the Corporate Actions.

On September 9, 2018, the Company filed a definitive Schedule 14C Information Statement with the Securities and Exchange Commission regarding the Corporate Actions. The Corporate Actions would become effective no sooner than twenty (20) calendar days following the mailing of the Definitive Information Statement or October 1, 2018.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Securities and Exchange Commission (” Commission “) on July 30, 2018. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;
●	Our current financial condition and immediate need for capital;
●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and
●	We are a “penny stock” company.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of July 31, 2018, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of July 31, 2018, the Company had assets of $833 in respect of certain prepaid expenses. This compares with current assets of $3,333 in respect of certain prepaid expenses as of April 30, 2018. The Company’s current liabilities as of July 31, 2018 totaled $292,818, $7,477 relating to accounts payable and accruals and $285,341 of advances from a related party. This compares with current liabilities of $263,745 as of April 30, 2018, comprising $8,720 of accounts payable and $255,025 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017
Net Cash Used in Operating Activities	$(30,316)	$(36,403)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$30,316	$36,403
Net Change in Cash	$-	$-

Operating Activities

During the three months ended July 31, 2018, the Company incurred a net loss of $31,573 which, after adjusting for a decrease in prepaid expenses of $2,500 and a decrease in accounts payable of $1,243, resulted in net cash of $30,316 being used in operating activities during the period. By comparison, during the three months ended July 31, 2017, the Company incurred a net loss of $26,809 which, after adjusting for an increase in prepayments of $15,075 and an increase in accounts payable of $5,481 resulted in net cash of $36,403 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2018 and 2017.

Financing Activities

During the three months ended July 31, 2018, the Company received $30,316 by way of advances from a related party entity. By comparison, during the three months ended July 31, 2017, the Company received $36,403 by way of advances from two related party entities.

The  Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The Company has not conducted any active operations since the divestment of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company during the three months ended July 31, 2018 and 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2018 and 2017

During the three months ended July 31, 2018, the Company incurred a net loss of $31,573, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

During the three months ended July 31, 2017, the Company incurred a net loss of $26,809, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

General and administrative expenses were $4,764 higher in the three months ended July 31, 2018 as compared to the three months ended July 31, 2017. The principal reason for this variance relates to the fact that we recognized more SEC filing fees and expense in respect of our annual membership of the OTC Market during the three months ended July 31, 2018 than we did during the three months ended July 31, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

i)	Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and the board of directors; and

iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

i)	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

ii)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2018, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the Risk Factor section set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Commission on July 30, 2018. In addition, as mentioned herein, on August 29, 2018, we filed a preliminary Schedule 14C Information Statement with the Securities and Exchange Commission regarding the Corporate Actions. Please refer to the disclosures contained in the preliminary Schedule 14C Information Statement with respect to the impact and certain risks associated with the Corporate Actions.

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

Dated: September 21, 2018	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

