Form 10-Q
period 2019-01-31
PREVENTION INSURANCE COM INC
filed 2019-03-14
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of  “large accelerated filer, ” “ accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 14, 2019, there were 2,234,465 shares of common stock, $0.0001 par value per share, outstanding.

 Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	January 31, 2019	April 30, 2018
ASSETS
Current assets
Cash	$-	$-
Prepayments and deposits	7,000	3,333
Total current assets	7,000	3,333

Total assets	$7,000	$3,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,850	$8,720
Due to related parties	335,937	255,025
Total current liabilities	337,787	263,745

Total liabilities	337,787	263,745

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 200,000,000 shares and 100,000,000; 2,234,466 shares issued and 2,234,465 shares outstanding at both December 31, 2018 and 2017*	223	223 *
Additional paid-in capital	4,642,362	4,642,362 *
Treasury stock, 1 share*, at cost	(52,954)	(52,954)
Accumulated deficit	(4,920,418)	(4,850,043)
Total stockholders’ deficit	(330,787)	(260,412)

Total liabilities and stockholders’ deficit	$7,000	$3,333

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to unaudited financial statements.

1

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

General and administrative expenses	8,607	27,810	70,375	87,271

Operating loss	(8,607)	(27,810)	(70,375)	(87,271)

Other income (expense)	-	-	-	-

Net loss	$(8,607)	$(27,810)	$(70,375)	$(87,271)

Loss per common share - basic and diluted	$(0.00) *	$(0.01)*	$(0.03)*	$(0.04)*

Weighted average number of common shares outstanding - basic and diluted	2,234,465	2,234,465*	2,234,465*	2,234,465*

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to unaudited financial statements.

2

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	January 31,
	2019	2018

Cash flows from operating activities
Net loss	$(70,375)	$(87,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments and deposit	(3,667)	(5,833)
Accounts payable and accrued expenses	(6,870)	5,381
Net cash used in operating activities	(80,912)	(87,723)

Cash flows from financing activities
Proceeds from advances from related parties	80,912	87,723
Net cash provided by financing activities	80,912	87,723

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

3

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com.

The Company’ s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow (“Sellers”) and Metrowork Equity Sdn. Bhd., a Malaysian company ("Metrowork "), Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’ s issued and outstanding shares of common stock). Our sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

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

The Corporate Actions became effective on October 4, 2018 (the “Effective Date”).

As it relates to the reverse stock split, on the Effective Date, every 10 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split. Instead, a holder of record of common stock on the Effective Date who would otherwise be entitled to a fraction of a share was, in lieu thereof, entitled to receive a whole share of common stock.

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’ s common stock was reduced from 22,340,081 to 2,234,465. All share numbers in this Form 10-Q have been retrospectively restated to reflect the impact of this reverse stock split.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Diluted earnings per share is not presented when their effect is anti-dilutive.  No potential dilutive securities were issued and outstanding during the nine months ended January 31, 2019 or 2018.

Subsequent Events

Subsequent to January 31, 2019, through the date these financial statements were issued, a related party advanced funds totaling $3,850 to the Company to meet its working capital requirements.

The Company has evaluated all transactions from January 31, 2019, through the financial statement issuance date for subsequent event disclosure consideration and determined there were no additional significant events requiring disclosure.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

 NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2019, the Company reported a net loss of $70,375, negative working capital of $330,787 and an accumulated deficit of $4,920,418 as of January 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. PREPAYMENTS AND DEPOSITS

As of January 31, 2019, and April 30, 2018, the balance of prepayments and deposits was $7,000 and $3,333, respectively, which related to the annual membership fee for OTC Markets which is amortized monthly over the course of the year.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2018, Haspro Holdings Sdn. Bhd., an entity related to the Company’s then controlling shareholders (“Former Affiliate”) had advanced funds totaling $159,505 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

As of April 30, 2018, Metrowork, a company owned by the Company’s current sole officer and director had advanced funds totaling $95,520 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

On June 25, 2018, the Former Affiliate assigned to Metrowork all of its rights to its loan to the Company in the amount of $159,505 and in addition, on that date, forever waived and discharged any and all claims that it has or may have against the Company.

During the nine months ended January 31, 2019, Metrowork advanced a further $80,912 to the Company to meet its working capital requirements, resulting in amounts owed to related parties totaling $335,937 and $255,025 at January 31, 2019 and April 31, 2018, respectively.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2019, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and nine months ended January 31, 2019 and 2018.

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

All share numbers in this Form 10Q have been retrospectively restated to reflect the impact of this reverse stock split.

Other than adjustments arising from the reverse stock split, no shares of common stock were issued during the three and nine months ended January 31, 2019 and 2018.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Securities and Exchange Commission (“Commission”) on July 30, 2018. More broadly, these factors include, but are not limited to:

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of January 31, 2019, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of January 31, 2019, the Company had assets of $7,000 in respect of certain prepaid expenses. This compares with current assets of $3,333 in respect of certain prepaid expenses as of April 30, 2018. The Company’s current liabilities as of January 31, 2019 totaled $337,787, $1,850 relating to accounts payable and accruals and $335,937 of advances from related parties. This compares with current liabilities of $263,745 as of April 30, 2018, comprising $8,720 of accounts payable and $255,025 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2019 and 2018:

	Nine Months Ended January 31, 2019	Nine Months Ended January 31, 2018
Net Cash Used in Operating Activities	$(80,912)	$(87,723)
Net Cash Used in Investing Activities	-	-
Net Cash Provided in Financing Activities	80,912	87,723
Net Change in Cash	$-	$-

Operating Activities

During the nine months ended January 31, 2019, the Company incurred a net loss of $70,375 which, after adjusting for an increase in prepaid expenses of $3,667 and a decrease in accounts payable of $6,870, resulted in net cash of $80,912 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2018, the Company incurred a net loss of $87,271 which, after adjusting for an increase in prepayments of $5,833 and an increase in accounts payable of $5,381 resulted in net cash of $87,723 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended January 31, 2019 and 2018.

Financing Activities

During the nine months ended January 31, 2019, the Company received $80,912 by way of advances from a related party entity. By comparison, during the nine months ended January 31, 2018, the Company received $87,723 by way of advances from two related party entities.

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

Results of Operations

No revenue has been generated by the Company during the three and nine months ended January 31, 2019 and 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2019 and 2018

During the three months ended January 31, 2019, the Company incurred a net loss of $8,607, comprised of general and administrative expenses, including accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-Q and other reporting requirements.

During the three months ended January 31, 2018, the Company incurred a net loss of $27,810, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

General and administrative expenses were $19,203 lower in the three months ended January 31, 2019 as compared to the three months ended January 31, 2018 largely due to reductions in legal and audit fees between the two periods.

For the nine months ended January 31, 2019 and 2018

During the nine months ended January 31, 2019, the Company incurred a net loss of $70,375, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

During the nine months ended January 31, 2018, the Company incurred a net loss of $87,271, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

General and administrative expenses were $16,896 lower in the nine months ended January 31, 2019 as compared to the nine months ended January 31, 2018. The principal reason for this variance a substantial reduction in legal fees incurred in the nine months ended January 31, 2019 as compared to the nine months ended January 31, 2018, partially offset by increases in SEC filing fees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2019 or 2018 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: March 14, 2019	PREVENTION INSURANCE.COM

/s/ Chee Chau Ng
Chee Chau Ng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)