Form 10-K
period 2019-04-30
PREVENTION INSURANCE COM INC
filed 2019-06-28
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer,"  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $223,555 (adjusted for 10 for 1 reverse stock split).

As of June 20, 2019, there were 2,234,465 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The Corporate Actions were adopted at a meeting of our Board of Directors on August 22, 2018, and the Board of Directors recommended that the Corporate Actions be presented to our shareholders for approval. The record date of the Corporate Actions was August 23, 2018. On August 24, 2018, our majority shareholder (holding 70% of our outstanding common stock) executed written consent approving the Corporate Actions.

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,083 to 2,234,466 shares issued and 22,340,081 to 2,234,465 shares outstanding.

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Corporate Information

Our current administrative office is located at: Unit 604, Uptown 1, No.1 Jalan, SS21/58, Damansara Uptown, 47400 Petaling Jaya Selengor, Malaysia 47400.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of April 30, 2019, we had an accumulated deficit of $4,937,052. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this Report, the Company is indebted to certain affiliates in the amount of $348,920 as of April 30, 2019. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of April 30, 2019, we had 2,234,465 shares of our common stock issued and outstanding.  We are authorized to issue up to 200,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-QB Market under the symbol "PVNC." The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended April 30, 2018:
First Quarter	0.35	0.23
Second Quarter	0.30	0.15
Third Quarter	0.25	0.10
Fourth Quarter	0.20	0.12

Fiscal year ended April 30, 2019*:
First Quarter	10.00	1.15
Second Quarter	3.00	1.50
Third Quarter	3.00	2.10
Fourth Quarter	5.24	2.75

 *adjusted for 10 to 1 reverse stock split.

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company,” as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 200,000,000 shares of Common Stock. As of April 30, 2019, there were 513 holders of record of the Common Stock.

Preferred Stock:

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

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

Results of Operations

The Company has not conducted any active operations since the divesture of the ATM machine sales operations as of October 31, 2008.  No revenue has been generated by the Company for the fiscal years ended April 30, 2019 and 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2019, the Company had a net loss of $87,009 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

 For the fiscal year ended April 30, 2018, the Company had a net loss of $118,216 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $31,207 decrease in general and administrative expenses from $118,216 during the year ended April 30, 2018 to $87,009 during the year ended April 30, 2019 was due to decreased legal, accounting and audit fees during the current fiscal year.

Liquidity and Capital Resources

As of April 30, 2019, the Company had assets of $4,000 in respect of certain prepaid expenses. The Company had $3,333 in assets as of April 30, 2018. The Company’s current liabilities as of April 30, 2019 totaled $351,421, comprising $2,501 of accounts payable and $348,920 of advances from a related party. This compares with current liabilities of $263,745 as of April 30, 2018, comprising $8,720 of accounts payable and accruals and $255,025 of advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the years ended April 30, 2019 and 2018:

	Fiscal Year Ended April 30, 2019	Fiscal Year Ended April 30, 2018

Net Cash Used in Operating Activities	$(93,895)	(113,348)
Net Cash Provided by Financing Activities	$93,895	113,348
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the year ended April 30, 2019, the Company incurred a net loss of $87,009 which, after adjusting for an increase in prepaid expenses of $667 and a decrease in accounts payable of $6,219, resulted in net cash of $93,895 being used in operating activities during the year. By comparison, during the year ended April 30, 2018, the Company incurred a net loss of $118,216 which, after adjusting for an increase in prepaid expenses of $3,333 and an increase in accounts payable of $8,201, resulted in net cash of $113,348 being used in operating activities during the period.

Financing Activities

During the year ended April 30, 2019, the Company received $93,895 from advances from the Company’s majority shareholder. By comparison, during the year ended April 30, 2018, the Company received $113,348 from advances from related parties.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prevention Insurance.Com

Jaya, Selengor, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prevention Insurance.Com (the “Company”) as of April 30, 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the retroactive effects on the financial statements as of and for the year ended April 30, 2018 of the reverse stock split that occurred during the year ended April 30, 2019 as discussed in Note 1 to the financial statements.   In our opinion, the retroactive effects of the reverse stock split have been presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of and for the year ended April 30, 2018 were audited by other auditors whose report dated July 30, 2018, expressed an unqualified opinion on those statements, except that such report contained an explanatory paragraph in respect to uncertainty as of the Company’s ability to continue as a going concern.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2018.

 Farmington, UT

June 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Prevention Insurance.Com

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prevention Insurance.Com (the "Company") as of April 30, 2018, the related statements of operations, changes in stockholders’ deficit, and cash for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company's auditor from 2013 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 30, 2018, except for the effects of the reverse stock split discussed in Note 1 which were audited and reported on separately by other auditors

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2019	April 30, 2018

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	4,000	3,333

Total current assets	4,000	3,333

Total assets	$4,000	$3,333

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,501	$8,720
Due to related parties	348,920	255,025
Total current liabilities	351,421	263,745

Total liabilities	351,421	263,745

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,234,466 shares issued and 2,234,465 shares outstanding*	223	223*
Additional paid-in capital	4,642,362	4,642,362*
Treasury stock, 1 share*, at cost	(52,954)	(52,954)
Accumulated deficit	(4,937,052)	(4,850,043)
Total stockholders' deficit	(347,421)	(260,412)

Total liabilities and stockholders' deficit	$4,000	$3,333

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2019	2018

Revenue	$-	$-

General and administrative	87,009	118,216

Operating loss	(87,009)	(118,216)

Net loss	$(87,009)	$(118,216)

Loss per common share - basic and dilutive	$(0.04) *	$(0.05)*

Weighted average number of common shares outstanding - basic and diluted	2,234,465*	2,234,465*

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, April 30, 2017	-	$-	2,234,466*	$223*	$4,642,362*	$(52,954)	$(4,731,827)	$(142,196)

Net loss	-	-	-	-	-	-	(118,216)	(118,216)

Balance, April 30, 2018	-	$-	2,234,466*	$223*	$4,642,362*	$(52,954)	$(4,850,043)	$(260,412)

Net loss	-	-	-	-	-	-	(87,009)	(87,009)

Balance, April 30, 2019	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,937,052)	$(347,421)

    * as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(87,009)	$(118,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(667)	(3,333)
Accounts payable	(6,219)	8,201
Net cash flows used in operating activities	(93,895)	(113,348)

Cash flows from financing activities:
Proceeds from advances from related parties	93,895	113,348
Net cash flows provided by financing activities	93,895	113,348

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’ s common stock was reduced from 22,340,083 to 2,234,466 shares issued and 22,340,081 to 2,234,465 shares outstanding. All share numbers in this Form 10-K have been retrospectively restated to reflect the impact of this reverse stock split.

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

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, prepayments and deposits, accounts payable and accrued liabilities approximate the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive.  No potential dilutive securities were issued and outstanding during the years ended April 30, 2019 or 2018.

Income Taxes

Income taxes are accounted for under the liability method. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Subsequent Events

Subsequent to April 30, 2019, through the date these financial statements were issued, a related party advanced funds totaling $6,151 to the Company to meet its working capital requirements.

The Company has evaluated all transactions from April 30, 2019, through the financial statement issuance date for subsequent event disclosure consideration and determined there were no additional significant events requiring disclosure.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2019, the Company reported a net loss of $87,009, negative working capital of $347,421 and an accumulated deficit of $4,937,052 as of April 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder to fund its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019

NOTE 3. PREPAID EXPENSES

As of April 30, 2019 and 2018, the balance of prepaid expenses was $4,000 and $3,333, respectively, which represents the annual membership fee for OTC Markets and is amortized monthly over the course of the year.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

During the year ended April 30, 2018, Haspro Holdings Sdn. Bhd., an entity related to the Company’s then controlling shareholders (“Former Affiliate”) advanced funds totaling $17,828 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.  As of April 30, 2018, the Former Affiliate had advanced $159,505 to the Company.

During the year ended April 30, 2018, Metrowork, a company owned by the Company’s current sole officer and director, advanced funds totaling $95,520 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

On June 25, 2018, the Former Affiliate assigned to Metrowork all of its rights to its loan to the Company in the amount of $159,505 and in addition, on that date, forever waived and discharged any and all claims that it has or may have against the Company.

During the year ended April 30, 2019, Metrowork advanced a further $93,895 to the Company to meet its working capital requirements, resulting in amounts owed to related parties totaling $348,920 and $255,025 at April 30, 2019 and 2018, respectively.

NOTE 5.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s U.S. Federal income tax rate is 21%.

Deferred tax assets and valuation allowance at April 30, 2019 and 2018:

	As of April 30,
	2019	2018

Net loss carry forward	$308,702	$290,430
Valuation allowance	(308,702)	(290,430)
Total	$ -	$ -

A provision for income taxes has not been made due to net operating loss carry-forwards of approximately $1,470,000. This carryforward is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.  No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate (21% and 30.3%, respectively) for the years ended April 30, 2019 and 2018 as follows:

	Year Ended April 30,
	2019	2018

Benefit at U.S. Federal income tax rate	$18,272	$35,858
Increase in valuation allowance	(18,272)	(35,858)
Total	$ -	$ -

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of April 30, 2019, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of April 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended April 30, 2016 through the present.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2019, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2019 and 2018.

Common Stock

Effective October 4, 2018, the Company:

-

increased the number of its authorized shares of $0.0001 par value common stock from 100,000,000 to 200,000,000, and

-

effected a reverse split of its outstanding shares of common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis.

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,083 to 2,234,466 shares issued and 22,340,081 to 2,234,465 shares outstanding.

All share numbers in these financial statements have been retrospectively restated to reflect the impact of this reverse stock split.

Other than adjustments arising from the reverse stock split, no shares of common stock were issued during the years ended April 30, 2019 and 2018.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2019, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively (“Section 16 Reporting”). Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

During the current fiscal year, none of the Company’s executive officers, directors and/or persons who own more than 10% of a registered class of the Company's affected any transaction involving the Company’s common stock and thus, no reports under Section 16 Reporting were required.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2019 and 2018 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Chee Chau Ng, President	2019	None	None	None	None	None	None
CEO and Director	2018	None	None	None	None	None	None

Yik Kei Ong, Former President	2019	None	None	None	None	None	None
CEO and Director	2018	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 20, 2019 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 2,234,465 shares of Common Stock outstanding as of June 27, 2019. Pursuant to

Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Chee Chau Ng (1)	1,563,809	70%
All officers and directors as a group (1 individual)	1,563,809	70%

Greater than 5% Shareholders
Metrowork Equity Sdn Bhd (1)	1,563,809	70%
Unit 604, Uptown 1, No.1
Jalan SS21/58, Damansara
Uptown, 47400 Petaling Jaya
Selengor, Malaysia, 47400

(1)

Mr. Chee Chau Ng, our sole officer and director, is the sole shareholder and officer of Metrowork Equity Sdn. Bhd (“Metrowork”) and is deemed the beneficial owners of the shares of common stock held by Metrowork.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Effective from March 9, 2016 to July 19, 2017, the Company maintained office space in Kuala Lumpur, Malaysia provided by the Company’s then controlling shareholder at no cost to the Company.

Since July 19, 2017, the Company has maintained office space in Selengor, Malaysia provided by the Company’s sole officer and director at no cost to the Company. Accordingly, for the years ended April 30, 2019 and 2017, the Company recognized no rent expense.

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

During the year ended April 30, 2019, Metrowork advanced a further $93,895 to the Company to meet its working capital requirements, resulting in amounts owed to related parties totaling $338,920 and $255,025 at April 30, 2019 and 2018, respectively.

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

Item 14. Principal Accountant Fees and Services.

Pinnacle Accountancy Group of Utah is the Company’s current independent registered public accounting firm.

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

2019	$4,000	Pinnacle Accountancy Group of Utah
2018	$14,600	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0
2018	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2019	$0
2018	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019	$0
2018	$0

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018.*(3)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)

10.2	Form of Convertible Promissory Note issued to Paragon Capital(5)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2013 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: June 27, 2019	By:	/s/ Chee Chau Ng
Chee Chau Ng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chee Chau Ng	President, CEO and Director	June 27, 2019
Chee Chau Ng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)