Form 10-K/A
period 2019-04-30
PREVENTION INSURANCE COM INC
filed 2019-07-16
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#1

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE COM INC

(Exact name of registrant as specified in its charter)

Nevada (NV)	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

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

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 30, 2018, except for the effects of the reverse stock split discussed in Note 1 which were audited and reported on separately by other auditors

PREVENTION INSURANCE.COM

BALANCE SHEETS

	April 30, 2019	April 30, 2018

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	4,000	3,333

Total current assets	4,000	3,333

Total assets	$4,000	$3,333

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,501	$8,720
Due to related parties	348,920	255,025
Total current liabilities	351,421	263,745

Total liabilities	351,421	263,745

Stockholders' deficit
Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,234,466 shares issued and 2,234,466 shares outstanding*	223	223
Additional paid-in capital	4,642,362	4,642,362
Treasury stock, 1 share*, at cost	(52,954)	(52,954)
Accumulated deficit	(4,937,052)	(4,850,043)
Total stockholders' deficit	(347,421)	(260,412)

Total liabilities and stockholders' deficit	$4,000	$3,333

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2019	For the year ended April 30, 2018
Revenue
Revenue	$-	$-

General and administrative	87,009	118,216

Operating loss	(87,009)	(118,216)

Net loss	$(87,009)	$(118,216)

Loss per common share - basic and dilutive	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	2,234,465	2,234,465

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Deficit
Balance, April 30, 2017	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,731,827)	$(142,196)

Net loss	-	-	-	-	-	-	(118,216)	(118,216)

Balance, April 30, 2018	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,850,043)	$(260,412)

Net loss	-	-	-	-	-	-	(87,009)	(87,009)

Balance, April 30, 2019	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,937,052)	$(347,421)

    * as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2019	For the year ended April 30, 2018

Cash flows from operating activities:
Net loss	$(87,009)	$(118,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(667)	(3,333)
Accounts payable	(6,219)	8,201
Net cash flows used in operating activities	(93,895)	(113,348)

Cash flows from financing activities:
Proceeds from advances from related parties	93,895	113,348
Net cash flows provided by financing activities	93,895	113,348

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 5.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's U.S. Federal income tax rate was 21% and a blended rate of 27% for the years ended April 30, 2019 and 2018, respectively.  As a Nevada Corporation, the Company is not subject to State income taxes.

Deferred tax assets and valuation allowance at April 30, 2019 and 2018:

	As of April 30,
	2019	2018

Net loss carry forward	$308,702	$373,410
Valuation allowance	(308,702)	(373,410)
Total	$ -	$ -

A provision for income taxes has not been made due to net operating loss carry-forwards of approximately $1,470,000. This carryforward is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.  No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate (21% and 27%, respectively) for the years ended April 30, 2019 and 2018 as follows:

	Year Ended April 30,
	2019	2018

Benefit at U.S. Federal income tax rate	$18,272	$31,918
Change in valuation allowance	64,708	6,090
Total	$ (82,980)	$ (38,008)

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

Common Stock

Effective October 4, 2018, the Company:

-increased the number of its authorized shares of $0.0001 par value common stock from 100,000,000 to 200,000,000, and

-effected a reverse split of its outstanding shares of common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis.

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