Form 10-Q
period 2019-07-31
PREVENTION INSURANCE COM INC
filed 2019-09-18
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

552 Lonsdale Street Melbourne, Australia	3000
(Address of Principal Executive Offices)	(Zip Code)

+61 3 8393 1459

(Registrant’s telephone number, including area code)

n/a

 (Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “ accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 14, 2019, there were 2,234,465 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

BALANCE SHEETS

(Unaudited)

	July 31, 2019	April 30, 2019
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	1,000	4,000
Total current assets	1,000	4,000

Total assets	$1,000	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$534	$2,501
Due to related parties	372,823	348,920
Total current liabilities	373,357	351,421

Total liabilities	373,357	351,421

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 2,234,466 shares issued and 2,234,465 shares outstanding, respectively	223	223
Additional paid-in capital	4,648,512	4,642,362
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(4,968,138)	(4,937,052)
Total stockholders’ deficit	(372,357)	(347,421)

Total liabilities and stockholders’ deficit	$1,000	$4,000

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2019	2018

Revenue	$-	$-

General and administrative expenses	31,086	31,573

Operating loss	(31,086)	(31,573)

Net loss	$(31,086)	$(31,573)

Loss per common share - basic and diluted	$(0.01)	$(0.01	)*

Weighted average number of common shares outstanding - basic and diluted	2,234,465	2,234,465	*

_________

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

							Additional
	Preferred Stock		Common Stock				Paid-In		Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount		Capital		Stock	Deficit	(Deficit)

Balance, April 30, 2018	-	$-	2,234,466	*	$223	*	$4,642,362	*	$(52,954)	$(4,850,043)	$(260,412)

Net loss for the period	-	-	-		-		-		-	(31,573)	(31,573)

Balance, July 31, 2018	-	$-	2.234,466	*	$223	*	$4,642,362	*	$(52,954)	$(4,881,616)	$(291,985)

Balance, April 30, 2019	-	$-	2,234,466		$223		$4,642,362		$(52,954)	$(4,937,052)	$(347,421)

Capital contribution by previous principal shareholder	-	-	-		-		6,150		-	-	6,150

Net loss for the period	-	-	-		-		-		-	(31,086)	(31,086)

Balance, July 31, 2019	-	$-	2,234,466		$223		$4,648,512		$(52,954)	$(4,968,138)	$(372,357)

_____________

* as retrospectively restated for the 10:1 reverse split effective October 4, 2018

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2019	2018

Cash flows from operating activities
Net loss	$(31,086)	$(31,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,000	2,500
Accounts payable	(1,967)	(1,243)
Net cash used in operating activities	(30,053)	(30,216)

Cash flows from financing activities
Proceeds from advances from related parties	23,903	30,316
Capital contribution from previous principal shareholder	6,150	-0-
Net cash provided by financing activities	30,053	30,316

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2019

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

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow (“Sellers”) and Metrowork Equity Sdn. Bhd., a Malaysian company ("Metrowork "), Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’ s issued and outstanding shares of common stock). Our then-sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

On October 4, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

•	a reverse split of our outstanding common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis, and

•	increased our authorized shares of common stock, $0.0001 par value, from 100,000,000 to 200,000,000.

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

Effective June 28, 2019 (“Closing Date”), a further change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of Company (“Common Stock”) and (ii) a promissory note of the Company totaling $355,323 (“Promissory Note”). The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the Closing Date.

On the closing of the above transaction, Mr. Chee Chau Ng, the sole officer of Seller, resigned in all officer capacities from the Company and Anthony Lococo was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Lococo was appointed a director of the Company.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2019 included our Form 10-K filed on June 28, 2019. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Fair Value of Financial Instruments

The fair value of cash, prepaid expenses, accounts payable and balance due to related parties approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Diluted earnings per share is not presented when their effect is anti-dilutive.  No potential dilutive securities were issued and outstanding during the three months ended July 31, 2019 or 2018.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2019, the Company reported a net loss of $31,086, negative working capital of $372,357 and an accumulated deficit of $4,968,138 as of July 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. PREPAYMENTS AND DEPOSITS

As of July 31, 2019, and April 30, 2019, the balance of prepayments and deposits was $1,000 and $4,000, respectively, which related to the annual membership fee for OTC Markets which is amortized monthly over the course of the year.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2019, Metrowork Equity Sdn. Bhd, a company owned by the Company’s then-sole officer and director (“Metrowork”), had advanced funds totaling $348,920 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

During the period from May 1, 2019 to June 28, 2019, Metrowork advanced a further $6,403 to the Company to meet its working capital requirements.

Effective June 28, 2019, pursuant to the Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer a promissory note of the Company totaling $355,323 (“Promissory Note”).

The terms under which the advances had been made to the Company remained unchanged on assignment by Seller to Buyer.

Mr. Anthony Lococo, our current sole officer and director, is the sole shareholder and officer of Copper Hill Assets Inc., a British Virgin Island company (“Copper Hill”).

During the period from June 29, 2019 to July 31, 2019, Copper Hill advanced a further $17,500 to the Company to meet its working capital requirements.

As of July 31, 2019, Copper Hill was owed a total of $372,823 by the Company in respect of funds it had received from related parties to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2019, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended July 31, 2019 and 2018.

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

No shares of common stock were issued during the three months ended July 31, 2019 and 2018.

Additional Paid in Capital

Under the terms of the Purchase Agreement described above, the Company’s former principal shareholder, Metrowork, paid off all of the Company’s outstanding liabilities at June 28, 2019, totaling $6,150. As these payments did not represent either a loan to the Company or an equity investment in the Company, they have been accounted for as a capital contribution by Metrowork to the Company.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after July 31, 2019, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the Securities and Exchange Commission (“Commission”) on June 28, 2019, as amended on July 16, 2019. More broadly, these factors include, but are not limited to:

•	We have incurred significant losses and expect to incur future losses;

•	Our current financial condition and immediate need for capital;

•	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and

•	We are a “penny stock” company.

Description of Business

Prevention Insurance.com (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on May 7, 1975, under the name Vita Plus, Inc. The name was later changed to Vita Plus Industries, Inc. and in 2000 the Company’s name was changed to its current name Prevention Insurance.com.

Effective June 28, 2019 (“Closing Date”), a further change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of Company (“Common Stock”) and (ii) a promissory note of the Company totaling $355,323.48 (“Promissory Note”). The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the Closing Date.

On the closing of the above transaction, Mr. Chee Chau Ng, the sole officer of Seller, resigned in all officer capacities from the Company and Anthony Lococo was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Lococo was appointed a director of the Company. Effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 (the “Schedule 14f-1”) to the Company’s stockholders (the “Appointment Date”), Mr. Ng resigned as a director of the Company. On that same date, Mr. Lococo was appointed as the Company’s Chairman of the Board of the Company.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of July 31, 2019, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three months ended July 31, 2019 and 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2019 and 2018

During the three months ended July 31, 2019, the Company incurred a net loss of $31,086, comprised of general and administrative expenses, including accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

During the three months ended July 31, 2018, the Company incurred a net loss of $31,573, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

General and administrative expenses were broadly similar between the two periods.

Liquidity and Capital Resources

As of July 31, 2019, the Company had current assets of $1,000 in respect of certain prepaid expenses. This compares with current assets of $4,000 in respect of certain prepaid expenses as of April 30, 2019. The Company’s current liabilities as of July 31, 2019 totaled $373,357, $534 relating to accounts payable and accruals and $372,823 of advances from related parties. This compares with current liabilities of $351,421 as of April 30, 2019, comprising $2,501 of accounts payable and $348,920 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018
Net Cash Used in Operating Activities	$(30,053)	$(30,316)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	30,053	30,316
Net Change in Cash	$-	$-

Operating Activities

During the three months ended July 31, 2019, the Company incurred a net loss of $31,086 which, after adjusting for a decrease in prepaid expenses of $3,000 and a decrease in accounts payable of $1,967, resulted in net cash of $30,053 being used in operating activities during the period. By comparison, during the three months ended July 31, 2018, the Company incurred a net loss of $31,573 which, after adjusting for a decrease in prepayments of $2,500 and a decrease in accounts payable of $1,243 resulted in net cash of $30,316 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2019 and 2018.

Financing Activities

During the three months ended July 31, 2019, the Company received a total of $30,053 from financing activities: $23,903 by way of advances from related party entitles ($6,403 from Metrowork and $17,500 from Copper Hill), and $6,150 by way of capital contribution from the Company’s former controlling shareholder, Metrowork.. By comparison, during the three months ended July 31, 2018, the Company received $30,316 by way of advances from Metrowork.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREVENTION INSURANCE.COM

Date: September 16, 2019	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

