Form 10-Q
period 2019-10-31
PREVENTION INSURANCE COM INC
filed 2019-12-26
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” ”non-accelerated filer,” “smaller reporting company,” and ”emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 20, 2019, there were 7,234,465 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2019	2019

ASSETS

Current Assets
Cash	$100	$-
Prepaid expenses	-	4,000

Total Current Assets	100	4,000

Other Assets
Equity investment	100	-

Total Assets	$200	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,117	$2,501
Due to related parties	31,616	348,920

Total Current Liabilities	38,733	351,421

Total Liabilities	38,733	351,421

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized none issued and outstanding	-	-
Common Stock, $0.001 par value, 200,000,000 authorized, 7,234,466 and 2,234,466 shares issued and 7,234,465 and 2,234,465 shares outstanding, respectively	5,223	223
Additional paid in capital	5,016,335	4,642,362
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,007,137)	(4,937,052)

Total Stockholders' Deficit	(38,533)	(347,421)

Total Liabilities and Stockholders' Deficit	$200	$4,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	38,999	30,195	70,085	61,768

OPERATING LOSS	(38,999)	(30,195)	(70,085)	(61,768)

NET LOSS	(38,999)	(30,195)	(70,085)	(61,768)

Net Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding: Basic and Diluted	4,212,487	2,234,565 *	3,218,072	2,234,565 *

* as retrospectively restated for the 10:1 reverse split effective Octover 4, 2018

 The accompanying notes are an integral part of these consolidated unaudited financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

							Additional				Total
	Preferred Stock		Common Shares				Paid-In		Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount		Capital		Stock	Deficit	Deficit

Balance at April 30, 2018	-	$-	2,234,466	*	$223	*	$4,642,362	*	$(52,954)	$(4,850,043)	$(260,412)

Net loss for the period	-	-	-		-		-		-	(31,573)	(31,573)

Balance at July 31, 2018	-	-	2,234,466	*	223	*	4,642,362	*	(52,954)	(4,881,616)	(291,985)

Net loss for the period	-	-	-		-		-		-	(30,195)	(30,195)

Balance at October 31, 2018	-	$-	2,234,466		$223		$4,642,362		$(52,954)	$(4,911,811)	$(322,180)

Balance at April 30, 2019	-	$-	2,234,466		$223		$4,642,362		$(52,954)	$(4,937,052)	$(347,421)

Capital contributions by	-	-	-		-		6,150		-	-	6,150
previous principal shareholder

Net loss for the period	-	-	-		-		-		-	(31,086)	(31,086)

Balance at July 31, 2019	-	-	2,234,466		223		4,648,512		(52,954)	(4,968,138)	(372,357)

Shares issued in settlement of	-	-	5,000,000		5,000		367,823		-	-	372,823
related party debt

Net loss for the period	-	-	-		-		-		-	(38,999)	(38,999)

Balance at October 31, 2019	-	$-	7,234,466		$5,223		$5,016,335		$(52,954)	$(5,007,137)	$(38,533)

* as retrospectively restated for the 10:1 reverse split effective Octover 4, 2018

The accompanying notes are an integral part of these consolidated unaudited financial statements.

PREVENTION INSURANCE.COM

UNAUDITED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(70,085)		$(61,768)

Adjustments to reconcile net loss to net cash used in operating activities:	-		-

Changes in operating assets and liabilities:
Prepaid expenses	4,000		(6,667)
Accounts payable	4,616		14,328

Net Cash Used In Operating Activities	(61,469)		(54,107)

Cash Flows Used In Investing Activities:
Subscription for equity investment	(100)		-

Net Cash Used In Investing Activities	(100)		-

Cash Flows From Financing Activities:
Proceeds from advances from related parties	55,519		54,107
Capital contribution from previous principal shareholder	6,150		-

Net Cash From Financing Activities	61,669		54,107

Net Change in Cash:	100		-

Beginning Cash	-		-

Ending Cash	$100		$-

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-		$-

Cash paid for tax:	$-		$-

Supplemental Disclosures of Non-Cash Financing Activities
Issuance of shares in settlement of related party debt	$372,823	$

The accompanying notes are an integral part of these consolidated unaudited financial statements.

PREVENTION INSURANCE.COM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the ”Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com.

The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow (“Sellers”) and Metrowork Equity Sdn. Bhd., a Malaysian company (“Metrowork ”), Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’s issued and outstanding shares of common stock). Our then-sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

On October 4, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the ”Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

•	a reverse split of our outstanding common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis, and

•	increased our authorized shares of common stock, $0.0001 par value, from 100,000,000 to 200,000,000.

The Corporate Actions became effective on October 4, 2018 (the ”Effective Date”).

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,083 to 2,234,466 and 22,340,081 to 2,234,465, respectively. All share numbers in this Form 10-Q have been retrospectively restated to reflect the impact of this reverse stock split.

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

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. The remaining 66.67% of the issued and outstanding common shares of ACG are beneficially owned by our principal shareholder, Copper Hill Assets, Inc. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of this date.

On September 19, 2019, the Company formed a new subsidiary, Paramount Capital, Inc (“Paramount”), a Wyoming corporation. Paramount has not commenced operations as of this date.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill Assets, Inc. (“Copper Hill”) under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied.

Consolidated Financial Statements

These consolidated statements include the account of the Company and its wholly-owned subsidiary company, Paramount, from the date of its incorporation on September 20, 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three and six months ended October 31, 2019 or 2018.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2019, the Company reported a net loss of $70,085, negative working capital of $38,633 and an accumulated deficit of $5,007,137 as of October 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. PREPAYMENTS AND DEPOSITS

As of October 31, 2019 and April 30, 2019, the balance of prepayments and deposits was $0 and $4,000, respectively, which related to the annual membership fee for OTC Markets which is amortized monthly over the course of the year.

NOTE 4. EQUITY INVESTMENT

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. The remaining 66.67% of the issued and outstanding common shares of ACG are beneficially owned by our principal shareholder, Copper Hill Assets, Inc. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of this date.

NOTE 5. ADVANCES DUE TO RELATED PARTIES

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

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

During the period from August 1, 2019 to October 31, 2019, Copper Hill advanced a further $1,374 the Company to meet its working capital requirements.

As of October 31, 2019, Copper Hill was owed a total of $1,374 by the Company in respect of funds it had received from related parties to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

During the period from August 1, 2019 to October 31, 2019, Apple ISports, Inc., a company owned by Copper Hill, advanced $30,242 to the Company to meet its working capital requirements.

As of October 31, 2019, Apple ISports, Inc. was owed a total of $30,242 by the Company in respect of funds it had received from related parties to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2019, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and six months ended October 31, 2019 and 2018.

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,083 to 2,234,466 and 22,340,081 to 2,234,465, respectively.

All share numbers in this Form 10-Q have been retrospectively restated to reflect the impact of this reverse stock split.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock. The fair value of the shares issued was determined by management using a market approach.

As of October 31, 2019, 7,234,466 shares of common stock were issued, and 7,234,465 shares of common stock were outstanding.

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

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events after October 31, 2019, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. The remaining 66.67% of the issued and outstanding common shares of ACG are beneficially owned by our principal shareholder, Copper Hill Assets, Inc. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of this date.

On September 19, 2019, the Company formed a new subsidiary, Paramount Capital, Inc (“Paramount”), a Wyoming corporation. Paramount has not commenced operations as of this date.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of October 31, 2019, the Company has $100 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three and six months ended October 31, 2019 and 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2019 and 2018

During the three months ended October 31, 2019, the Company incurred a net loss of $38,999, comprised of general and administrative expenses, including consulting fees to implement its business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

During the three months ended October 31, 2018, the Company incurred a net loss of $30,195, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

General and administrative expenses during the three months ended October 31, 2019 were $8,804 higher than during the three months ended October 31, 2018 due to the Company incurring $23,020 in consulting fees relating to the implementation of its business plan, partially offset by $14,216 in reductions in legal, audit and SEC filing fees.

For the six months ended October 31, 2019 and 2018

During the six months ended October 31, 2019, the Company incurred a net loss of $70,085, comprised of general and administrative expenses, including consulting fees to implement its business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

During the six months ended October 31, 2018, the Company incurred a net loss of $61,768, comprised of general and administrative expenses, including legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other reporting requirements.

General and administrative expenses during the six months ended October 31, 2019 were $8,317 higher than during the six months ended October 31, 2018 due to the Company incurring $23,020 in consulting fees relating to the implementation of its business plan, partially offset by $14,703 reductions in legal, audit and SEC filing fees.

Liquidity and Capital Resources

As of October 31, 2019, the Company had current assets of $100 in respect of its cash balance. This compares with current assets of $4,000 in respect of certain prepaid expenses as of April 30, 2019. The Company’s noncurrent assets included $100 equity investment in Australian Gold Commodities Ltd. No such investment was made as of October 31, 2018. The Company’s current liabilities as of October 31, 2019 totaled $38,733, $7,117 relating to accounts payable and $31,616 of advances from related parties. This compares with current liabilities of $351,421 as of April 30, 2019, comprising $2,501 of accounts payable and $348,920 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2019 and 2018:

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018
Net Cash Used in Operating Activities	$(61,469)	$(54,107)
Net Cash Used in Investing Activities	(100)	-
Net Cash Provided by Financing Activities	61,669	54,107
Net Change in Cash	$100	$-

Operating Activities

During the six months ended October 31, 2019, the Company incurred a net loss of $70,085 which, after adjusting for a decrease in prepaid expenses of $4,000 and an increase in accounts payable of $4,616, resulted in net cash of $61,469 being used in operating activities during the period. By comparison, during the six months ended October 31, 2018, the Company incurred a net loss of $61,768 which, after adjusting for an increase in prepayments of $6,667 and an increase in accounts payable of $14,328 resulted in net cash of $54,107 being used in operating activities during the period.

Investing Activities

During the six months ended October 31, 2019, the Company subscribed $100 to acquire 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd. By comparison, the Company neither generated nor used funds in investing activities during the six months ended October 31, 2018.

Financing Activities

During the six months ended October 31, 2019, the Company received a total of $61,669 from financing activities: $55,519 by way of advances from related party entitles ($6,403 from Metrowork, $18,874 from Copper Hill and $30,242 from Apple iSports, Inc.), and $6,150 by way of capital contribution from the Company’s former controlling shareholder, Metrowork.. By comparison, during the six months ended October 31, 2018, the Company received $54,107 by way of advances from Metrowork.

Supplemental Disclosures of Non-Cash Financing Activities

During the six months ended October 31, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock. By comparison, the Company entered into no such conversion agreement during the six months ended October 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: December 23, 2019	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

