Form 10-Q
period 2020-01-31
PREVENTION INSURANCE COM INC
filed 2020-05-12
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

____________________________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “ accelerated filer, ” ”non-accelerated filer ,” “ smaller reporting company, ” and ” emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 12, 2020, there were 7,234,465 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2020	2019

ASSETS

Current Assets
Cash	$2,052	$-
Prepaid expenses	-	4,000

Total Current Assets	2,052	4,000

Other Assets
Equity investment	100	-

Total Assets	$2,152	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$29,651	$2,501
Due to related parties	43,757	348,920

Total Current Liabilities	73,408	351,421

Total Liabilities	73,408	351,421

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized none issued and outstanding	-	-
Common Stock, $0.001 par value, 200,000,000 authorized, 7,234,466 and 2,234,466 shares issued and 7,234,465 and 2,234,465 shares outstanding, respectively	723	223
Additional paid in capital	5,020,835	4,642,362
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,039,860)	(4,937,052)

Total Stockholders' Deficit	(71,256)	(347,421)

Total Liabilities and Stockholders' Deficit	$2,152	$4,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	January 31,			January 31,
	2020	2019		2020	2019

REVENUE	$-	$-		$-	$-

EXPENSES
General and administrative	32,723	8,607		102,808	70,375

OPERATING LOSS	(32,723)	(8,607)		(102,808)	(70,375)

NET LOSS	(32,723)	(8,607)		(102,808)	(70,375)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00	)*	$(0.02)	$(0.03	)*

Weighted Average Common Shares Outstanding: Basic and Diluted	7,234,466	2,234,465	*	4,553,306	2,234,465	*

* as retrospectively restated for the 10:1 reverse split effective October 4, 2018

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

							Additional
	Preferred Stock		Common Shares				Paid-In		Treasury	Accumulated
	Shares	Amount	Shares		Amount		Capital		Stock	Deficit	Total

Balance at April 30, 2018	-	$-	2,234,466	*	$223	*	$4,642,362	*	$(52,954)	$(4,850,043)	$(260,412)

Net loss for the period	-	-	-		-		-		-	(31,573)	(31,573)

Balance at July 31, 2018	-	-	2,234,466	*	223	*	4,642,362	*	(52,954)	(4,881,616)	(291,985)

Net loss for the period	-	-	-		-		-		-	(30,195)	(30,195)

Balance at October 31, 2018	-	-	2,234,466	*	223	*	4,642,362	*	(52,954)	(4,911,811)	(322,180)

Net loss for the period	-	-	-		-		-		-	(8,607)	(8,607)

Balance at January 31, 2019	-	$-	2,234,466	*	$223	*	$4,642,362	*	$(52,954)	$(4,920,418)	$(330,787)

Balance at April 30, 2019	-	$-	2,234,465		$223		$4,642,362		$(52,954)	$(4,937,052)	$(347,421)

Capital contributions by previous principal shareholder	-	-	-		-		6,150		-	-	6,150

Net loss for the period	-	-	-		-		-		-	(31,086)	(31,086)

Balance at July 31, 2019	-	-	2,234,465		223		4,648,512		(52,954)	(4,968,138)	(372,357)

Shares issued in settlement of related party debt	-	-	5,000,000		500		372,323		-	-	372,823

Net loss for the period	-	-	-		-		-		-	(38,999)	(38,999)

Balance at October 31, 2019	-	-	7,234,465		723		5,020,835		(52,954)	(5,007,137)	(38,533)

Net loss for the period	-	-	-		-		-		-	(32,723)	(32,723)

Balance at January 31, 2020	-	$-	7,234,465		$723		$5,020,835		$(52,954)	$(5,039,860)	$(71,256)

* as retrospectively restated for the 10:1 reverse split effective October 4, 2018

The accompanying notes are an integral part of these Unaudited consolidated financial statements

PREVENTION INSURANCE.COM
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	January 31
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(102,808)	$(70,375)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Changes in operating assets and liabilities:
Prepaid expenses	4,000	(3,667)
Accounts payable	27,150	(6,870)

Net Cash Used In Operating Activities	(71,658)	(80,912)

Cash Flows Used In Investing Activities:
Subscription for equity investment	(100)	-

Net Cash Used In Investing Activities	(100)	-

Cash Flows From Financing Activities:
Proceeds from advances from related parties	67,660	80,912
Capital contribution from previous principal shareholder	6,150	-

Net Cash From Financing Activities	73,810	80,912

Net Change in Cash:	2,052	-

Beginning Cash	-	-

Ending Cash	$2,052	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities
Issuance of shares in settlement of related party debt	$372,823	$

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANIARY 31, 2020

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the” Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com.

The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow (“Sellers”) and Metrowork Equity Sdn. Bhd., a Malaysian company (“Metrowork”), Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company’s issued and outstanding shares of common stock). Our then-sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

On October 4, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the” Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

•	a reverse split of our outstanding common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis, and

•	increased our authorized shares of common stock, $0.0001 par value, from 100,000,000 to 200,000,000.

The Corporate Actions became effective on October 4, 2018 (the” Effective Date”).

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

Consolidates Financial Statements

These consolidated statements include the account of the Company and its subsidiary company, Paramount Capital, Inc., from the date of its incorporation on September 20, 2019. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2019 included in our Form 10-K filed on June 28, 2019. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three and nine months ended January 31, 2020 or 2019.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2020, the Company reported a net loss of $102,808, negative working capital of $71,356 and an accumulated deficit of $5,039,860 as of January 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3. PREPAYMENTS AND DEPOSITS

As of January 31, 2020 and April 30, 2019, the balance of prepayments and deposits was $0 and $4,000, respectively, which related to the annual membership fee for OTC Markets which is amortized monthly over the course of the year. The Company elected not to renew its annual OTC Markets membership fee for fiscal year 2020.

NOTE 4. EQUITY INVESTMENT

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. The remaining 66.67% of the issued and outstanding common shares of ACG are beneficially owned by our principal shareholder, Copper Hill Assets, Inc. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of January 31, 2020.

NOTE 5. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2019, Metrowork Equity Sdn. Bhd, a company owned by the Company’s then-sole officer and director (“Metrowork”), had advanced funds totaling $348,920 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

During the period from May 1, 2019 to June 28, 2019, Metrowork advanced an additional $6,403 to the Company to meet its working capital requirements. Total advances as of June 28, 2019 from Metrowork totaled $355,323.

Effective June 28, 2019, pursuant to the Securities Purchase Agreement entered into by and among the Company, Metrowork, and Copper Hill, Metrowork transferred and conveyed to Copper Hill a promissory note of the Company totaling $355,323.

The terms under which the advances had been made to the Company remained unchanged on assignment of the note by Metrowork to Copper Hill. The advances are unsecured, interest free and due on demand.

Mr. Anthony Lococo, our current sole officer and director, is the sole shareholder and officer of Copper Hill.

During the period from June 29, 2019 to September 25, 2019, Copper Hill further advanced the sum of $17,500 to the Company to meet its working capital requirements. The promissory note for advances made by Copper Hill as of September 25, 2019 totaled $372,823.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with Copper Hill under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

During the period from August 1, 2019 to January 31, 2020, Copper Hill advanced an additional $13,349 to the Company to meet its working capital requirements.

During the period from August 1, 2019 to January 31, 2020, Apple ISports, Inc., a company owned by Copper Hill advanced $30,408 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2020, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding at January 31, 2020 or April 30, 2019.

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

As of January 31, 2020, 7,234,466 shares of common stock were issued, and 7,234,465 shares of common sock were outstanding.

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

NOTE 7. SUBSEQUENT EVENTS

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties.

Anthony Lococo, the Company’s President, is the control person of the Fund. As of the date of this filing, the stated shares of common stock have not been issued by the Company to the Fund.  Except as stated herein, the Company evaluated subsequent events after January 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no additional subsequent events for which disclosure is required.

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

Effective June 28, 2019 (“Closing Date”), a further change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer” or “Copper Hill”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of Company (“Common Stock”) and (ii) a promissory note of the Company totaling $355,323 (“Promissory Note”). The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the closing date.

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

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. The remaining 66.67% of the issued and outstanding common shares of ACG are beneficially owned by our principal shareholder, Copper Hill. Mr. Anthony Lococo, our sole director, was appointed as a director od ACG. ACG has not commenced operations as of January 31, 2020.

Effective September 20, 2019, the Company incorporated a new 100% owned subsidiary company, Paramount Capital, Inc (“Paramount”), a Wyoming corporation. Paramount has not commenced operations as of January 31, 2020.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of January 31, 2020, the Company has $2,052 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three and nine months ended January 31, 2020 and 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2020 and 2019

During the three months ended January 31, 2020, the Company incurred a net loss of $32,723, comprised of general and administrative expenses, including consulting fees to implement its business plan, along with accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic and other reports with the Securities and Exchange Commission (“Commission).

During the three months ended January 31, 2019, the Company incurred a net loss of $8,607, comprised of general and administrative expenses, including consulting fees to implement its business plan, along with accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic and other reports on with the Commission.

General and administrative expenses during the three months ended January 31, 2020 were $24,116 higher than during the three months ended January 31, 2019. The increase for the current three-month period was principally due to increased consulting fees in the amount of $22,666 and other fees relating to the implementation of its business plan, partially offset by reductions in stock transfer and EDGAR filing fees.

For the nine months ended January 31, 2020 and 2019

During the nine months ended January 31, 2020, the Company incurred a net loss of $102,808, comprised of general and administrative expenses, including consulting fees to implement its business plan, along with accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic and other reports on with the Commission.

During the nine months ended January 31, 2019, the Company incurred a net loss of $70,375, comprised of general and administrative expenses, including consulting fees to implement its business plan, along with accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic and other reports on with the Commission.

General and administrative expenses during the nine months ended January 31, 2020 were $32,433 higher than during the nine months ended January 31, 2019. The increase for the current nine-month period was principally due to increased consulting fees in the amount of $53,186, partially offset by reductions in legal, audit and EDGAR filing fees.

Liquidity and Capital Resources

As of January 31, 2020, the Company had current assets of $2,052 in respect of its cash balance. This compares with current assets of $4,000 in respect of certain prepaid expenses as of April 30, 2019. The Company’s current liabilities as of January 31, 2020 totaled $73,408, $29,651 relating to accounts payable and $43,757 of advances from related parties. This compares with current liabilities of $351,421 as of April 30, 2019, comprising $2,501 of accounts payable and $348,920 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2020 and 2019:

	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019
Net Cash Used in Operating Activities	$(71,658)	$(80,912)
Net Cash Used in Investing Activities	(100)	-
Net Cash Provided by Financing Activities	73,810	80,912
Net Change in Cash	$2,052	$-

Operating Activities

During the nine months ended January 31, 2020, the Company incurred a net loss of $102,808 which, after adjusting for a decrease in prepaid expenses of $4,000 and an increase in accounts payable of $27,150, resulted in net cash of $71,658 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2019, the Company incurred a net loss of $70,375 which, after adjusting for an increase in prepayments of $3,667 and a decrease in accounts payable of $6,870 resulted in net cash of $80,912 being used in operating activities during the period.

Investing Activities

During the nine months ended January 31, 2020, the Company subscribed $100 to acquire 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd. By comparison, the Company neither generated nor used funds in investing activities during the nine months ended January 31, 2019.

Financing Activities

During the nine months ended January 31, 2020, the Company received a total of $73,180 from financing activities: $67,660 by way of advances from related party entitles ($6,403 from Metrowork, $30,848 from Copper Hill and $30,242 from Apple iSports, Inc.), and $6,150 by way of capital contribution from the Company’s former controlling shareholder, Metrowork. By comparison, during the nine months ended January 31, 2019, the Company received $80,912 by way of advances from Metrowork.

Supplemental Disclosures of Non-Cash Financing Activities

During the nine months ended January 31, 2020, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill Assets, Inc. (“Copper Hill”) under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock. By comparison, the Company entered into no such conversion agreement during the nine months ended January 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties. Anthony Lococo, the Company’s President, is the control person of the Fund. As of the date of this filing, the stated shares of common stock have not been issued by the Company to the Fund.

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

PREVENTION INSURANCE.COM

Date: May 12, 2020	/s/ Anthony Lococo
Anthony Lococo
President and CEO
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

