Form 10-K
period 2020-04-30
PREVENTION INSURANCE COM INC
filed 2020-08-13
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2020

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

PREVENTION INSURANCE.COM
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

552 Lonsdale Street

Level 7

Melbourne, Australia 3000

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +61 3 8393 1459

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,341,312.

As of August 13, 2020, there were 7,642,211 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Effective May 30, 2018, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Chee Chow Teow, EE Meng Teow and Wooi Huat Teow ("Sellers") and Metrowork Equity Sdn. Bhd. (“Metrowork,” a Malaysian company wholly-owned by our sole officer and director), Metrowork acquired from Sellers all of the shares of common stock held by the Sellers in the Company totaling 15,638,084 shares (representing 70% of the Company's issued and outstanding shares of common stock). Our sole officer and director, Mr. Chee Chau Ng, is the sole shareholder and officer of Metrowork.

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

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,083 to 2,234,474 shares issued and 22,340,081 to 2,234,473 shares outstanding.

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

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of April 30, 2020. Effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

Effective September 20, 2019, the Company incorporated a new 100% owned subsidiary company, Paramount Capital, Inc (“Paramount”), a Wyoming corporation. Paramount has not commenced operations as of April 30, 2020.

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

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, it is possible that the present management, board of directors and stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

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

The present majority stockholder of the Company may not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant’s sole director may resign and one or more new directors may be appointed by our majority stockholder.

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

Corporate Information

Our current administrative office is located at: 552 Lonsdale Street, Level 7, Melbourne, Australia 3000.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of April 30, 2020, we had an accumulated deficit of $5,048,978. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2020 and 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000-$75,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures. Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations. If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 88% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this Report, the Company is indebted to certain affiliates in the amount of $43,757. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on OTC-Pink, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of April 30, 2020, we had 7,234,474 shares of our common stock issued and 7,234,473 shares outstanding. We are authorized to issue up to 200,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-Pink Market under the symbol “PVNC.” The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-Pink. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended April 30, 2019*:
First Quarter	10.00	1.15
Second Quarter	3.00	1.50
Third Quarter	3.00	2.10
Fourth Quarter	5.24	2.75

 *adjusted for 10 to 1 reverse stock split.

Fiscal year ended April 30, 2020:
First Quarter	5.00	3.50
Second Quarter	3.50	1.75
Third Quarter	3.00	1.75
Fourth Quarter	3.00	1.75

The OTC-Pink is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company,” as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 200,000,000 shares of Common Stock. As of April 30, 2020, there were 514 holders of record of the Common Stock.

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

Results of Operations

The Company has not conducted any active operations since October 31, 2008. No revenue has been generated by the Company for the fiscal years ended April 30, 2020 and 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2020, the Company had a net loss of $111,926 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

 For the fiscal year ended April 30, 2019, the Company had a net loss of $87,009 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $24,917 increase in general and administrative expenses for the current year end was due to increased legal, accounting and audit fees as a result of the recent change of control.

Liquidity and Capital Resources

As of April 30, 2020, the Company had assets of $100 in respect of an equity investment. As of April 30, 2019, the Company had $4,000 in assets due to certain prepayments. The Company’s current liabilities as of April 30, 2020 totaled $80,474, comprising $36,701 in accounts payable, $16 in advances on bank overdrafts and $43,757 in advances from a related party. This compares with current liabilities of $351,421 as of April 30, 2019, comprising $2,501 in accounts payable and $348,920 in advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the years ended April 30, 2020 and 2019:

	Fiscal Year Ended April 30, 2020	Fiscal Year Ended April 30, 2019

Net Cash Used in Operating Activities	$(73,726)	$(93,895)
Net Cash Used in Investing Activities	$(100)	$-
Net Cash Provided by Financing Activities	$73,826	$93,895
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the year ended April 30, 2020, the Company incurred a net loss of $111,926 which, after adjusting for an increase in prepaid deposit of $4,000 and an increase in accounts payable of $34,000, resulted in net cash of $73,726 being used in operating activities during the year. By comparison, during the year ended April 30, 2019, the Company incurred a net loss of $87,009 which, after adjusting for prepaid expenses of $667 and a decrease in accounts payable of $6,219, resulted in net cash of $93,895 being used in operating activities during the period.

Investing Activities

                During the year ended April 30, 2020, the Company paid $100 for an equity investment. The Company did not engage in any investing activities during the year ended April 30, 2019.

Financing Activities

During the year ended April 30, 2020, the Company received $67,660 in advances from the Company’s majority shareholder, $6,150 from capital contributions, and $16 for advances on bank overdrafts. By comparison, during the year ended April 30, 2019, the Company received $93,895 from advances from the Company’s majority shareholder.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prevention Insurance.Com

Melbourne, Australia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prevention Insurance.Com (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2018.

Farmington, UT

August 12, 2020

PREVENTION INSURANCE.COM

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	April 30, 2019

ASSETS

Current assets
Cash	$-	$-
Prepayments and deposits	-	4,000

Total current assets	-	4,000
Other Assets
Equity investment	100	-

Total assets	$100	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Fees drawn in excess of bank balance	$16	$-
Accounts payable and accrued liabilities	36,701	2,501
Due to related parties	43,757	348,920

Total current liabilities	80,474	351,421

Total liabilities	80,474	351,421

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,234,474 and 2,234,474 shares issued and 7,234,473 and 2,234,473 shares outstanding, respectively	723	223
Additional paid-in capital	5,020,835	4,642,362
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,048,978)	(4,937,052)

Total stockholders’ deficit	(80,374)	(347,421)

Total liabilities and stockholders’ deficit	$100	$4,000

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2020	2019

Revenue	$-	$-

General and administrative expenses	111,926	87,009

Operating loss	(111,926)	(87,009)

Net loss	$(111,926)	$(87,009)

Loss per common share - basic and dilutive	$(0.02)	$(0.04	)*

Weighted average number of common shares outstanding - basic and diluted	5,220,775	2,234,474	*

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Additional
	Preferred Stock		Common Stock				Paid-In		Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount		Capital		Stock	Deficit	Deficit
Balance, April 30, 2018	-	$-	2,234,474	*	$223	*	$4,642,362	*	$(52,954)	$(4,850,043)	$(260,412)

Net loss	-	-	-		-		-		-	(87,009)	(87,009)

Balance, April 30, 2019	-	$-	2,234,474		$223		$4,642,362		$(52,954)	$(4,937,052)	$(347,421)

Capital contribution by previous principal shareholder	-	-	-		-		6,150		-	-	6,150

Shares issued in settlement of related party debt	-	-	5,000,000		500		372,323		-	-	372,823
Net loss	-	-	-		-		-		-	(111,926)	(111,926)

Balance, April 30, 2020	-	$-	7,234,474		$723		$5,020,835		$(52,954)	$(5,048,978)	$(80,374)

* as retrospectively restated for the 10:1 reverse stock split effective October 4, 2018

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(111,926)	$(87,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments and deposits	4,000	(667)
Accounts payable and accrued liabilities	34,200	(6,219)
Net cash flows used in operating activities	(73,726)	(93,895)

Cash flows from investment activities:
Subscription for equity investment	(100)	-
Net cash flows used in investing activities	(100)	-

Cash flows from financing activities:
Fees drawn in excess of bank balance	16	-
Capital contribution from previous principal shareholder	6,150	-
Proceeds from due to related parties	67,660	93,895
Net cash flows provided by financing activities	73,826	93,895

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued in settlement of related party debt	$372,823	$-

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2020

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

Effective June 28, 2019 (“Closing Date”), a further change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of Company and (ii) a promissory note of the Company totaling $355,323. The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the Closing Date.

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

Consolidated Financial Statements

These consolidated statements include the financial statements of the Company and its subsidiary company, Paramount Capital, Inc., from the date of its incorporation on September 20, 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The fair value of prepayments and deposits, fees drawn in excess of bank balance, accounts payable and accrued liabilities and balances due to related parties approximate the carrying amount of these financial instruments due to their short-term maturity.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 7 and 8 below for details of related party transactions in the period presented.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in the Company’s balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases don’t provide an implicit rate, the Company generally uses the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company is not party to any lease transactions during the year ended April 30, 2020 or 2019.

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

Uncertain Tax Positions

The Company evaluates tax positions in a two-step process. The Company first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Revenues are recognized when control of promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, the Company has not identified specific planned revenue streams.

During the years ended April 30, 2020 and 2019, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the years ended April 30, 2020 and 2019.

Stock-Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the year ended April 30, 2020 or 2019.

COVID-19 Uncertainties

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2020, the Company reported a net loss of $111,926, negative working capital of $80,474 and an accumulated deficit of $5,048,978 as of April 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. PREPAYMENTS AND DEPOSITS

As of April 30, 2020 and 2019, the balance of prepayments and deposits was $0 and $4,000, respectively, which related to the annual membership fee for OTC Markets which was amortized monthly over the course of the year. The Company elected not to renew its annual OTC Markets membership fee for fiscal year 2020.

NOTE 4. EQUITY INVESTMENT

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill Assets, Inc. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of April 30, 2020.

As further discussed below in Note 8 Subsequent Events, effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

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

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

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

During the period from August 1, 2019 to April 30, 2020, Copper Hill advanced an additional $13,349 to the Company to meet its working capital requirements.

During the period from August 1, 2019 to April 30, 2020, Apple ISports, Inc., a company owned by Copper Hill, advanced $30,408 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

As of April 30, 2020, the balances owed to Copper Hill and Apple ISports, Inc. totaled $43,757.

NOTE 6. INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s U.S. Federal income tax rate is 21%.

Deferred tax assets and valuation allowance at April 30, 2020 and 2019:

	As of April 30,
	2020	2019

Net loss carry forward	$332,206	$308,702
Valuation allowance	(332,206)	(308,702)
Total	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards (“NOLs”) of approximately $1,582,000 (2019 - $1,470,000.) This carryforward is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381. The NOLs expire, if not utilized, in the years through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate of 21% for the years ended April 30, 2020 and 2019 as follows:

	Year Ended April 30,
	2020	2019

Benefit at U.S. Federal income tax rate	$23,504	$18,272
Increase in valuation allowance	(23,504)	(18,272)
Total	$-	$-

The Company's income tax returns are currently open to audit by federal and state jurisdictions for the years ending April 30, 2018 through 2020.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2020, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2020 and 2019.

Common Stock

Effective October 4, 2018, the Company:

- increased the number of its authorized shares of $0.0001 par value common stock from 100,000,000 to 200,000,000, and

- effected a reverse split of its outstanding shares of common stock, $0.0001 par value, on a one (1) post-split share for ten (10) pre-split shares basis

As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced from 22,340,081 to 2,234,474. All share numbers in this Form 10-K have been retrospectively restated to reflect the impact of this reverse stock split.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock. The fair value of the shares issued was determined using an enterprise valuation approach.

As of April 30, 2020, 7,234,474 shares of common stock were issued, and 7,234,473 shares of common stock were outstanding. As of April 30, 2019, 2,234,474 shares of common stock were issued, and 2,234,473 shares of common stock were outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after April 30, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements, and has determined there have been no subsequent events for which disclosure is required other than as set out below:

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties. Anthony Lococo, the Company’s controlling shareholder and sole officer and director, is the control person of the Fund. On July 27, 2020, the Fund paid the Company the sum of $15,000 to acquire 207,000 shares of common stock of the Company pursuant to a subscription agreement between the parties.

Effective June 30, 2020, Australian Gold Commodities Ltd, a company in which the Company had previously a 33.33% ownership interest, completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2020 or 2019 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2020, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Anthony Lococo	59	President, CEO and Director

Management and Director Biographies:

Mr. Lococo is an entrepreneur and has been involved in numerous business enterprises in Australia. He also is a member of the CPA Australia and a Registered Tax Agent. Since 2007, he has owned and operated Delatite Premix Pty Ltd, a concrete batching and delivery business in Mansfield and Mt. Buller, Australia and he is the owner and operator of Kanga Software Pty Ltd developing business analytics software for the USA market. He also is a fifty percent owner and operator of two family owned business in the greater Melbourne, Australia area. Mr. Lococco brings a wide range of business experience to the Company, and is the basis for him being the Company’s sole director.

Family Relationships amongst Directors and Officers

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

During the current fiscal year, all of the Section 16 Reporting were complied with by the Company’s officers, directors and greater than 10% shareholders.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2020 and 2019 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Anthony Lococo, President	2020	None	None	None	None	None	None
CEO and Director

Chee Chau Ng, Former President	2020	None	None	None	None	None	None
CEO and Director	2019	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of August 4, 2020 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 7,642,210 shares of Common Stock outstanding as of August 4, 2020. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Anthony Lococo (1)	6,971,546	91.2%
All officers and directors as a group (1 individual)	6,971,546	91.2%

Greater than 5% Shareholders
Copper Hill Assets Inc.(1)	6,563,809	85.9%

Locman Superannuation Fund(1)	407,737	5.3%

(1)

The amount held by Mr. Lococo includes amounts held by Copper Hill Assets Inc. (“Copper Hill”) and Locman Supernnuation Fund (“Fund”). Mr. Lococo, our sole officer and director, is a controlling party of both Copper Hill and the Fund and is deemed the beneficial owners of the shares of common stock held by both entities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 From July 19, 2017 to June 28, 2019, the Company has maintained office space in Selangor, Malaysia provided by the Company’s sole officer and director at no cost to the Company. Since June 28, 2019, the Company maintains its office space in Melbourne, Australia by the Company’s sole officer and director at no cost to the Company. Accordingly, for the years ended April 30, 2020 and 2019, the Company recognized no rent expense.

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

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

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

During the period from August 1, 2019 to April 30, 2020, Copper Hill advanced an additional $13,349 to the Company to meet its working capital requirements.

During the period from August 1, 2019 to April 30, 2020, Apple ISports, Inc., a company owned by Copper Hill, advanced $30,408 to the Company to meet its working capital requirements. The advances were unsecured, interest free and due on demand.

As of April 30, 2020, the balances owed to Copper Hill and Apple ISports, Inc. totaled $43,757.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

 Director Independence:

 Our Common Stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Mr. Chee Chau Ng is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services.

Pinnacle Accountancy Group of Utah (a dba of the PCAOB-registered firm Heaton & Company, PLLC) is the Company’s current independent registered public accounting firm.

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

2020	$12,500	Pinnacle Accountancy Group of Utah
2019	$10,000	Pinnacle Accountancy Group of Utah

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$0
2019	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020	$0
2019	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2020	$0
2019	$0

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018.*(3)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)

10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)

21.1	Subsidiaries

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by reference
(6)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2019 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: August 13, 2020	By:	/s/ Anthony Lococo
Anthony Lococo
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Lococo	President, CEO and Director	August 13, 2020
Anthony Lococo	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

