Form 10-Q
period 2020-07-31
PREVENTION INSURANCE COM INC
filed 2021-07-01
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer ," “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of July 1, 2021, there were 7,642,211 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2020	April 30, 2020
ASSETS
Current assets
Cash	$14,088	$-

Total current assets	14,088	-

Other assets
Marketable security	100	100

Total assets	$14,188	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Fees drawn in excess of bank balance	$-	$16
Accounts payable and accrued liabilities	34,628	36,701
Due to related parties	43,757	43,757
Total current liabilities	78,385	80,474

Total liabilities	78,385	80,474

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 7,642,211 and 7,234,474 shares issued and 7,642,210 and 7,234,473 shares outstanding, respectively	764	723
Additional paid-in capital	5,050,769	5,020,835
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,062,776)	(5,048,978)
Total stockholders’ deficit	(64,197)	(80,374)

Total liabilities and stockholders’ deficit	$14,188	$100

See accompanying notes to unaudited financial statements.

3

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2020	2019

Revenue	$-	$-

General and administrative expenses	13,798	31,086

Operating loss	(13,798)	(31,086)

Net loss	$(13,798)	$(31,086)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	7,413,956	2,234,465

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2019	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,937,052)	$(347,421)

Capital contribution by previous principal shareholder	-	-	-	-	6,150	-	-	6,150
Net loss for the period	-	-	-	-	-	-	(31,086)	(31,086)

Balance, July 31, 2019	-	$-	2,234,466	$223	$4,648,512	$(52,954)	$(4,968,138)	$(372,357)

Balance, April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Issuance of common stock for cash – related party	-	-	407,737	41	29,934	-	-	29,975

Net loss for the period	-	-	-	-	-	-	(13,798)	(13,798)

Balance, July 31, 2020	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,062,776)	$(64,197)

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2020	2019

Cash flows from operating activities
Net loss	$(13,798)	$(31,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000
Accounts payable	(2,073)	(1,967)
Net cash used in operating activities	(15,871)	(30,053)

Cash flows from financing activities
Payment of fees in excess of bank balance	(16)	-
Sale of shares for cash	29,975	-
Proceeds from advances from related parties	-	23,903
Capital contribution from previous principal shareholder	-	6,150
Net cash provided by financing activities	29,959	30,053

Net change in cash	14,088	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$14,088	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

Effective June 28, 2019 (“Closing Date”), a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller” or “Metrowork”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer” or “Copper Hill”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of Company (“Common Stock”) and (ii) a promissory note of the Company totaling $355,323 (“Promissory Note”). The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the Closing Date.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2020 included our Form 10-K filed on August 13, 2020. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 4 and 6 below for details of related party transactions in the period presented.

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

The Company is not party to any lease transactions during the three months ended July 31, 2020 or 2019.

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

During the three months ended July 31, 2020 and 2019, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the three months ended July 31, 2020 and 2019.

Stock-Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued. The related expense is recognized as services are rendered, goods are received, or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three months ended July 31, 2020 or 2019.

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

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2020, the Company reported a net loss of $13,798, negative working capital of $64,297 and an accumulated deficit of $5,062,776 as of July 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. MARLETABLE SECURITY

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

As of July 31, 2020, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of July 31, 2020 and April 30, 2020, the Company owed a total of $43,757 to two related party companies: $30,408 to Apple iSports and $13,349 to Copper Hill.

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

Apple ISports, Inc. is a wholly-owned subsidiary of Copper Hill.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2020, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended July 31, 2020 and 2019.

Common Stock

As of July 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

During the three months ended July 31, 2020, we made the following sales of common stock for cash:

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

As of July 31, 2020, 7,642,211 shares of common stock were issued, and 7,642,210 shares of common stock were outstanding. As of April 30, 2020, 7,234,474 shares of common stock were issued, and 7,234,473 shares of common stock were outstanding.

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

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after July 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these consolidated financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the Securities and Exchange Commission (“Commission”) on August 13, 2020. More broadly, these factors include, but are not limited to:

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of July 31, 2020, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three months ended July 31, 2020 and 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2020 and 2019

During the three months ended July 31, 2020 and 2019, the Company incurred a net loss of $13,798 and $31,086, respectively, comprised of general and administrative expenses, including accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $17,288 decrease in general and administrative expenses between the two periods was principally due to reductions in legal fees ($6,800), consulting fees ($3,750), SEC filing fees ($3,550), tax filing fees ($1,800), audit fees ($1,207) and other ($181) incurred in the three months ended July 31, 2020 as compared to July 31, 2019.

Liquidity and Capital Resources

As of July 31, 2020, the Company had current assets of $14,088 comprised solely of cash. This compares with current assets of $0 as of April 30, 2020. The Company’s current liabilities as of July 31, 2020 totaled $78,385: $34,628 relating to accounts payable and accruals and $43,757 of advances from related parties. This compares with current liabilities of $80,474 as of April 30, 2020, comprising $16 fees paid in excess of our bank balance, $36,701 of accounts payable and $43,757 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019
Net Cash Used in Operating Activities	$(15,871)	$(30,053)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	29,959	30,053
Net Change in Cash	$14,088	$-

Operating Activities

During the three months ended July 31, 2020, the Company incurred a net loss of $13,798 which, after adjusting for a decrease in accounts payable of $2,073, resulted in net cash of $15,871 being used in operating activities during the period. By comparison, during the three months ended July 31, 2019, the Company incurred a net loss of $31,086 which, after adjusting for a decrease in prepaid expenses of $3,000 and a decrease in accounts payable of $1,967, resulted in net cash of $30,053 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2020 and 2019.

Financing Activities

During the three months ended July 31, 2020, the Company received $29,959 from financing; $29,975 from the sale of shares for cash to a related party, less the payment of $16 of fees incurred in excess of our bank balance. By comparison, during the three months ended July 31, 2019, the Company received a total of $30,053 from financing activities: $23,903 by way of advances from related party entitles ($6,403 from Metrowork and $17,500 from Copper Hill), and $6,150 by way of capital contribution from the Company’s former controlling shareholder, Metrowork.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: July 1, 2021	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

