Form 10-Q
period 2021-01-31
PREVENTION INSURANCE COM INC
filed 2021-08-23
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” ”non-accelerated filer ,”  ” smaller reporting company, ” and ” emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of August 23, 2021, there were 7,642,211 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2021	2020

ASSETS

Current Assets
Cash	$2,441	$-

Total Current Assets	2,441	-

Other Assets
Marketable security	100	100

Total Assets	$2,541	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Fees drawn in excess of bank balance	$-	$16
Accounts payable	29,450	36,701
Due to related parties	63,752	43,757

Total Current Liabilities	93,202	80,474

Total Liabilities	93,202	80,474

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 authorized none issued and outstanding	-	-
Common Stock, $0.0001 par value, 200,000,000 authorized; 7,642,211 and 7,234,474 shares issued and 7,642,210 and 7,234,473 shares outstanding, respectively	764	723
Additional paid in capital	5,050,769	5,020,835
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,089,240)	(5,048,978)

Total Stockholders' Deficit	(90,661)	(80,374)

Total Liabilities and Stockholders' Deficit	$2,541	$100

The accompanying notes are an integral part of these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2021	2020	2021	2020

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	2,989	32,723	40,262	102,808

OPERATING LOSS	(2,989)	(32,723)	(40,262)	(102,808)

NET LOSS	(2,989)	(32,723)	(40,262)	(102,808)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,211	7,234,466	7,566,066	4,553,306

The accompanying notes are an integral part of these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional
	Preferred Stock		Common Shares		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at April 30, 2019	-	$-	2,234,466	$223	$4,642,362	$(52,954)	$(4,937,052)	$(347,421)

Capital contributions by previous principal shareholder	-	-	-	-	6,150	-	-	6,150

Net loss for the period	-	-	-	-	-	-	(31,086)	(31,086)

Balance at July 31, 2019	-	-	2,234,466	223	4,648,512	(52,954)	(4,968,138)	(372,357)

Shares issued in settlement of related party debt	-	-	5,000,000	500	372,323	-	-	372,823

Net loss for the period	-	-	-	-	-	-	(38,999)	(38,999)

Balance at October 31, 2019	-	-	7,234,466	723	5,020,835	(52,954)	(5,007,137)	(38,533)

Net loss for the period	-	-	-	-	-	-	(32,723)	(32,723)

Balance at January 31, 2020	-	$-	7,234,466	$723	$5,020,835	$(52,954)	$(5,039,860)	$(71,256)

Balance at April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Issuance of common stock for cash - related party	-	-	407,737	41	29,934	-	-	29,975

Net loss for the period	-	-	-	-	-	-	(13,798)	(13,798)

Balance at July 31, 2020	-	-	7,642,211	764	5,050,769	(52,954)	(5,062,776)	(64,197)

Net loss for the period	-	-	-	-	-	-	(23,475)	(23,475)

Balance at October 31, 2020	-	-	7,642,211	764	5,050,769	(52,954)	(5,086,251)	(87,672)

Net loss for the period	-	-	-	-	-	-	(2,989)	(2,989)

Balance at January 31, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,089,240)	$(90,661)

The accompanying notes are an integral part of these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	January 31
	2021	2020

Cash Flows from Operating Activities:
Net Loss	$(40,262)	$(102,808)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Changes in operating assets and liabilities:
Prepaid expenses	-	4,000
Accounts payable	(7,251)	27,150

Net Cash Used In Operating Activities	(47,513)	(71,658)

Cash Flows Used In Investing Activities:
Subscription for equity investment	-	(100)

Net Cash Used In Investing Activities	-	(100)

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	(16)	-
Proceeds from advances from related parties	19,995	67,660
Capital contribution from previous principal shareholder	-	6,150
Common shares issued for cash - related party	29,975	-

Net Cash From Investing Activities	49,954	73,810

Net Change in Cash:	2,441	2,052

Beginning Cash	-	-

Ending Cash	$2,441	$2,052

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities
Issuance of shares in settlement of related party debt	$-	$372,823

The accompanying notes are an integral part of these consolidated unaudited financial statements

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Consolidated Financial Statements

The consolidated statements include the accounts of the Company and its subsidiary company, Paramount Capital Inc, a Wyoming corporation, from the date of its incorporation on September 20, 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company is not party to any lease transactions during the three and nine months ended January 31, 2021 or 2020.

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

During the three and nine months ended January 31, 2021 and 2020, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the three and nine months ended January 31, 2021 and 2020.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three and nine months ended January 31, 2021 or 2020.

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

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2021, the Company reported a net loss of $40,262, negative working capital of $90,761 and an accumulated deficit of $5,089,240 as of January 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances form the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of January 31, 2021, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2020, balances totaling $43,757 were owed to related party companies: $13,349 to Copper Hill and $30,408 to Apple ISports.

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

Apple ISports, Inc. is a wholly-owned subsidiary of Copper Hill.

During the nine months ended January 31, 2021, the Company received a further advance of $19,995 from Copper Hill to fund its working capital requirements.

As of January 31, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three and nine months ended January 31, 2021 and 2020.

Common Stock

As of January 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

During the nine months ended January 31, 2021, we made the following sales of common stock for cash:

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

As of January 31, 2021, 7,642,211 shares of common stock were issued, and 7,642,210 shares of common stock were outstanding. As of April 30, 2020, 7,234,474 shares of common stock were issued, and 7,234,473 shares of common stock were outstanding.

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

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after January 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of January 31, 2021, the Company has $2,441 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the nine months ended January 31, 2021 and 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2021 and 2020

During the three months ended January 31, 2021 and 2020, the Company incurred a net loss of $2,989 and $32,723, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

General and administrative expenses during the three months ended January 31, 2021 were $29,734 lower than during the three months ended January 31, 2020. During the three months ended January 31, 2021, we incurred $20,166 less in consulting fees relating to the implementation of our business plan, $3,274 less in legal fees, $2,203 less in SEC filing fees, $2,000 less in accounting fees, $2,000 less in audit fees and $91 less in other expenses than we did during the three months ended January 31, 2020. These reductions occurred as we did not have the working capital available to pursue our business plan during the period.

For the nine months ended January 31, 2021 and 2020

During the nine months ended January 31, 2021 and 2020, the Company incurred a net loss of $40,262 and $102,808, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

General and administrative expenses during the nine months ended January 31, 2021 were $62,546 lower than during the nine months ended January 31, 2020. During the nine months ended January 31, 2021, we incurred $43,186 less in consulting fees relating to the implementation of our business plan, $7,875 less in SEC filing fees, $4,000 less in accounting fees, $3,656 less in legal fees, $2,707 less in audit fees and $1,122 less in other expenses than during the nine months ended January 30, 2020. These reductions occurred as we did not have the working capital available to pursue our business plan during the period.

Liquidity and Capital Resources

As of January 31, 2021, the Company had current assets of $2,441 comprised solely of cash. This compares to $0 current assets as of April 30, 2020. The Company’s current liabilities as of January 31, 2021 totaled $93,202: $29,450 relating to accounts payable and $63,752 of advances from related parties. This compares with current liabilities of $80,474 as of April 30, 2020, comprising $16 fees paid in excess of our bank balance, $36,701 of accounts payable and $43,757 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2021 and 2020:

	Nine Months Ended January 31, 2021	Nine Months Ended January 31, 2020
Net Cash Used in Operating Activities	$(47,513)	$(71,658)
Net Cash Used in Investing Activities	-	(100)
Net Cash Provided by Financing Activities	49,954	73,810
Net Change in Cash	$2,441	$2,052

Operating Activities

During the nine months ended January 31, 2021, the Company incurred a net loss of $40,262 which, after adjusting for a decrease in accounts payable of $7,251, resulted in net cash of $47,513 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2020, the Company incurred a net loss of $102,808 which, after adjusting for a decrease in prepaid expenses of $4,000 and an increase in accounts payable of $27,150, resulted in net cash of $71,658 being used in operating activities during the period.

Investing Activities

During the nine months ended January 31, 2021, the Company neither generated nor used funds in investing activities. By comparison, during the nine months ended January 31, 2020, the Company subscribed $100 to acquire 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd.

Financing Activities

During the nine months ended January 31, 2021, the Company received $49,954 from financing activities; $29,975 from the sale of shares for cash to a related party (Copper Hill), $19,995 by way of a loan from a related party (Copper Hill), less a payment of $16 of fees incurred in excess of our bank balance. By comparison, during the nine months ended January 31, 2020, the Company received a total of $73,810 from financing activities: $67,660 by way of advances from related party entities ($6,403 from Metrowork, $31,015 from Copper Hill and $30,242 from Apple iSports, Inc.), and $6,150 by way of capital contribution from the Company’s former controlling shareholder, Metrowork.

Supplemental Disclosures of Non-Cash Financing Activities

During the nine months ended January 31, 2021, the Company was not party to any non-cash financing activities. By comparison, during the nine months ended January 31, 2020, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: August 23, 2021	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

