Form 10-K
period 2021-04-30
PREVENTION INSURANCE COM INC
filed 2021-09-22
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,341,312.

As of September 20, 2021, there were 7,642,210 shares of Common Stock, $0.0001 par value per share, outstanding.

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

On the closing of the above transaction, Mr. Chee Chau Ng, the sole officer of Seller at the time, resigned in all officer capacities from the Company and Anthony Lococo was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Lococo was appointed a director of the Company. Effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 (the “Schedule 14f-1”) to the Company’s stockholders (the “Appointment Date”), Mr. Ng resigned as a director of the Company. On that same date, Mr. Lococo was appointed as the Company’s Chairman of the Board of the Company.

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

Effective September 20, 2019, the Company incorporated a new 100% owned subsidiary company, Paramount Capital, Inc (“Paramount”), a Wyoming corporation. Paramount has not commenced operations as of April 30, 2021.

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

The present majority stockholder of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed by our majority stockholder.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of April 30, 2021, we had an accumulated deficit of $5,090,539. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 91.2% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this Report, the Company is indebted to certain affiliates in the amount of $63,752. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of April 30, 2021, we had 7,642,211 shares of our common stock issued and 7,642,210 shares outstanding. We are authorized to issue up to 200,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Quarterly Period	High	Low

Fiscal year ended April 30, 2020:
First Quarter	$5.00	$3.50
Second Quarter	$3.50	$1.75
Third Quarter	$3.00	$1.75
Fourth Quarter	$3.00	$1.75

Fiscal year ended April 30, 2021:
First Quarter	$1.75	$1.18
Second Quarter	$1.44	$1.01
Third Quarter	$1.10	$1.00
Fourth Quarter	$1.10	$1.10

Fiscal year ended April 30, 2022:
First Quarter	$1.10	$0.60

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 200,000,000 shares of Common Stock. As of April 30, 2021, there were 514 holders of record of the Common Stock.

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

COVID-19 Uncertainties

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations or to find a merger or combination candidate. The Company is unable to predict the ultimate impact at this time.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $342 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations since October 31, 2008. No revenue has been generated by the Company for the fiscal years ended April 30, 2021 and 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2021, the Company had a net loss of $41,561 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the fiscal year ended April 30, 2020, the Company had a net loss of $111,926 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $70,365 decrease in net loss for the current year end was due to decreased legal, accounting and audit fees as a result of the suspension of the Company’s filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of April 30, 2021, the Company had assets of $422 in respect of cash and an equity investment. As of April 30, 2020, the Company had $100 in assets comprised solely of an equity investment. The Company’s current liabilities as of April 30, 2021 totaled $92,402, comprising $28,650 in accounts payable and accrued liabilities, and $63,752 in advances from a related party. This compares with current liabilities of $80,474 as of April 30, 2020, comprising $36,701 in accounts payable, $16 in advances on bank overdrafts and $43,757 in advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the years ended April 30, 2021 and 2020:

	Fiscal Year Ended April 30, 2021	Fiscal Year Ended April 30, 2020

Net Cash Used in Operating Activities	$(49,612)	$(73,726)
Net Cash Used in Investing Activities	$-	$(100)
Net Cash Provided by Financing Activities	$49,954	$73,826
Net Change in Cash and Cash Equivalents	$342	$-

Operating Activities

During the year ended April 30, 2021, the Company incurred a net loss of $41,561 which, after adjusting for a decrease in accounts payable and accrued liabilities of $8,051, resulted in net cash of $49,612 being used in operating activities during the year. By comparison, during the year ended April 30, 2020, the Company incurred a net loss of $111,926 which, after adjusting for an increase in prepayments and deposits of $4,000 and an increase in accounts payable and accrued liabilities of $34,200, resulted in net cash of $73,726 being used in operating activities during the year.

Investing Activities

During the year ended April 30, 2021, the Company had no cash flows from investment activities. During the year ended April 30, 2020, the Company paid $100 for an equity investment.

Financing Activities

During the year ended April 30, 2020, the Company received $19,995 in advances from the Company’s majority shareholder, received $29,975 in stock subscriptions from a related party, offset by payment of a bank overdraft repayment of $16. By comparison, during the year ended April 30, 2020, the Company received $67,660 in advances from the Company’s majority shareholder, $6,150 from capital contributions, and $16 for advances on bank overdrafts.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prevention Insurance.Com

Melbourne, Australia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prevention Insurance.Com (the Company) as of April 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, and amounts due to related parties (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, a potential business combination, obtaining additional debt financing, loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances or a merger is not consummated, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

F-3

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain loans from related and unrelated parties, and the potential for a business combination. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties, and (iv) evaluating the potential for a business combination.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 21, 2021

PREVENTION INSURANCE.COM

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	April 30, 2020

ASSETS

Current assets
Cash	$342	$-

Total current assets	342	-

Other Assets
Marketable security	100	100

Total assets	$442	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Fees drawn in excess of bank balance	-	16
Accounts payable and accrued liabilities	$28,650	$36,701
Due to related parties	63,752	43,757

Total current liabilities	92,402	80,474

Total liabilities	92,402	80,474

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,642,211 and 7,234,474 shares issued and 7,642,210 and 7,234,473 shares outstanding, respectively	764	723
Additional paid-in capital	5,050,769	5,020,835
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,090,539)	(5,048,978)

Total stockholders' deficit	(91,960)	(80,374)

Total liabilities and stockholders' deficit	$442	$100

See accompanying notes to consolidated financial statements.

F-4

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2021	2020

Revenue	$-	$-

General and administrative	41,561	111,926

Operating loss	(41,561)	(111,926)

Net loss	$(41,561)	$(111,926)

Loss per common share - basic and dilutive	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	7,584,587	5,220,775

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance, April 30, 2019	-	$-	2,234,474	$223	$4,642,362	$(52,954)	$(4,937,052)	$(347,421)

Capital contribution by previous principal shareholder	-	-	-	-	6,150	-	-	6,150

Shares issued in settlement of related party debt	-	-	5,000,000	500	372,323	-	-	372,823

Net loss	-	-	-	-	-	-	(111,926)	(111,926)

Balance, April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Shares issued for
cash – related party	-	-	407,737	41	29,934	-	-	29,975

Net loss	-	-	-	-	-	-	(41,561)	(41,561)

Balance, April 30, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(41,561)	$(111,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments and deposits	-	4,000
Accounts payable and accrued liabilities	(8,051)	34,200
Net cash flows used in operating activities	(49,612)	(73,726)

Cash flows from investing activities:
Purchase of investment in marketable security	-	(100)
Net cash flows used in investing activities	-	(100)

Cash flows from financing activities:
Fees drawn in excess of bank balance	(16)	16
Capital contribution from previous principal shareholder	-	6,150
Proceeds from advances from related parties	19,995	67,660
Common shares issued for cash – related party	29,975	-
Net cash flows provided by financing activities	49,954	73,826

Net change in cash	342	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$342	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Issuance of shares in settlement of related party debt	$-	$372,823

See accompanying notes to consolidated financial statements.

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

Effective June 28, 2019 (“Closing Date”), a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Metrowork Equity Sdn. Bhd (“Seller” or “Metrowork”), and Copper Hill Assets Inc., a British Virgin Island corporation (“Buyer” or “Copper Hill”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer (i) 1,563,809 shares of common stock of the Company (“Common Stock”) and (ii) a promissory note of the Company totaling $355,323 (“Promissory Note”). The total consideration paid by Buyer was $375,000, and Seller assumed all of the liabilities of the Company as of the Closing Date.

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

Fair Value of Financial Instruments

The fair value of fees drawn in excess of bank balance, accounts payable and accrued liabilities and balances due to related parties approximate the carrying amount of these financial instruments due to their short maturity.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 4 and 6 below for details of related party transactions in the period presented.

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

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, the Company has not identified specific planned revenue streams.

During the years ended April 30, 2021 and 2020, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the years ended April 30, 2021 and 2020.

Stock-Based Compensation

The cost of employee and non-employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued. The related expense is recognized as services are rendered or vesting periods elapse.

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

No potential dilutive securities were issued and outstanding during the years ended April 30, 2021 or 2020.

COVID-19 Uncertainties

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations or to find a merger or business combination candidate. The Company is unable to predict the ultimate impact at this time.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows due to our status as a shell corporation.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2021, the Company reported a net loss of $41,561, negative working capital of $91,960 and an accumulated deficit of $5,090,539 as of April 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2021, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2020, balances totaling $43,757 were owed to related party companies: $13,349 to Copper Hill and $30,408 to Apple ISports.

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

Apple ISports, Inc. is a wholly-owned subsidiary of Copper Hill.

During the year ended April 30, 2021, the Company received a further advance of $19,995 from Copper Hill to fund its working capital requirements.

As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5.  INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s U.S. Federal income tax rate is 21%.

Deferred tax assets and valuation allowance at April 30, 2021 and 2020:

	As of April 30,
	2021	2020

Net loss carry forward	$340,934	$332,206
Valuation allowance	(340,934)	(332,206)
Total	$-	$-

A provision for income taxes has not been made for fiscal years 2021 and 2020 due to net operating loss carry-forwards (“NOLs”) of approximately $1,624,000 (2020 - $1,582,000.) This carryforward is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.  The NOLs expire, if not utilized, in the years through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate of 21% for the years ended April 30, 2021 and 2020 as follows:

	Year Ended April 30,
	2021	2020

Benefit at U.S. Federal income tax rate	$8,728	$23,504
Increase in valuation allowance	(8,728)	(23,504)
Total	$-	$-

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2021 and 2020.

Common Stock

As of January 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

Effective September 25, 2019, the Company entered into a Loan Conversion Agreement with its principal shareholder, Copper Hill, under which Copper Hill converted its outstanding debt of $372,823 with the Company into 5,000,000 shares of the Company’s common stock. The fair value of the shares issued was determined using an enterprise valuation approach.

During the year ended April 30, 2021, we made the following sales of common stock for cash:

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

As of April 30, 2021, 7,642,211 (2020 - 7,234,474) shares of common stock were issued, and 7,642,210 (2020 - 7,234,473) shares of common stock were outstanding.

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

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events after April 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2021 or 2020 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Anthony Lococo	60	President, CEO and Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2021 and 2020 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Anthony Lococo, President	2021	None	None	None	None	None	None
CEO and Director	2020	None	None	None	None	None	None

Chee Chau Ng, Former President	2020	None	None	None	None	None	None
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 20, 2021 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Anthony Lococo (1)	6,971,546	91.2%
All officers and directors as a group (1 individual)	6,971,546	91.2%

Greater than 5% Shareholders
Copper Hill Assets Inc. (1)	6,563,809	85.9%

Locman Superannuation Fund (1)	407,737	5.3%

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

During the year ended April 30, 2021, the Company received a further advance of $19,995 from Copper Hill to fund its working capital requirements. As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill. The advances were unsecured, interest free and due on demand.

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

Director Independence:

Our Common Stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Mr. Lococo is not independent as he also serves as the sole officer of the Company.

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

2021	$11,900	Pinnacle Accountancy Group of Utah
2020	$12,500	Pinnacle Accountancy Group of Utah

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$0
2020	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021	$0
2020	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021	$0
2020	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018.*(3)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)

10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)

21.1	Subsidiaries*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
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

PREVENTION INSURANCE.COM

Dated: September 21, 2021	By:	/s/ Anthony Lococo
Anthony Lococo
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Lococo	President, CEO and Director	September 21, 2021
Anthony Lococo	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

