Form 10-Q
period 2021-10-31
PREVENTION INSURANCE COM INC
filed 2021-12-13
CIK 1134982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company,” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of December 13, 2021, there were 7,642,210 shares of common stock, $0.0001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	April 30,
	2021	2021

ASSETS

Current Assets
Cash	$1,817	$342

Total Current Assets	1,817	342

Other Assets
Marketable security	100	100

Total Assets	$1,917	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	25,450	28,650
Due to related parties	100,752	63,752

Total Current Liabilities	126,202	92,402

Total Liabilities	126,202	92,402

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 authorized none issued	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized; 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,122,864)	(5,090,539)

Total Stockholders' Deficit	(124,285)	(91,960)

Total Liabilities and Stockholders' Deficit	$1,917	$442

See accompanying notes to these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31		October 31
	2021	2020	2021	2020

REVENUE	$-	$-	$-	$-

General and administrative expenses	21,646	23,475	32,325	37,273

OPERATING LOSS	(21,646)	(23,475)	(32,325)	(37,273)

NET LOSS	(21,646)	(23,475)	(32,325)	(37,273)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210	7,642,210	7,527,903

See accompanying notes to these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional
	Preferred Stock		Common Shares		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at July 31, 2020	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,062,776)	$(64,197)

Net Loss for the period	-	-	-	-	-	-	(23,475)	(23,475)

Balance at October 31, 2020	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,086,251)	$(87,672)

Balance at July 31,2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,101,218)	$(102,639)

Net Loss for the period	-	-	-	-	-	-	(21,646)	(21,646)

Balance at October 31, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,122,864)	$(124,285)

Balance at April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Issuance of common stock for cash - related party	-	-	407,737	41	29,934	-	-	29,975

Net loss for the period	-	-	-	-	-	-	(37,273)	(37,273)

Balance at October 31, 2020	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,086,251)	$(87,672)

Balance at April 30, 2021	-	$-	7,234,474	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss for the period	-	-	-	-	-	-	(32,325)	(32,325)

Balance at October 31, 2021	-	$-	7,234,474	$764	$5,050,769	$(52,954)	$(5,122,864)	$(124,285)

See accompanying notes to these consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	October 31
	2021	2020

Cash Flows from Operating Activities:
Net Loss	$(32,325)	$(37,273)

Adjustments to reconcile net loss to
net cash used in operating activities:	-	-

Changes in operating assets and liabilities:
Accounts payable	(3,200)	(6,201)

Net Cash Used In Operating Activities	(35,525)	(43,474)

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	-	(16)
Proceeds from loans - related parties	37,000	19,995
Sale of shares for cash	-	29,975

Net Cash Provided by Financing Activities	37,000	49,954

Net Change in Cash:	1,475	6,480

Cash and cash equivalents, beginning of period	342	-

Cash and cash equivalents, end of period	$1,817	$6,480

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to these consolidated unaudited financial statements

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. On September 19, 2019, the Company incorporated Paramount Capital, Inc. under the laws of the State of Wyoming as a wholly-owned subsidiary.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2021 included our Form 10-K filed on September 22, 2021. Operating results for the interim period presented are not necessarily indicative of the results for the full year

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of cash, accounts payable and accrued liabilities and balance due to related parties approximates the carrying amount of these financial instruments due to their short maturity.

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

During the six months ended October 31, 2021 and 2020, the Company did not recognize any revenue.

Stock-Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the six months ended October 31, 2021 or 2020.

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2021, the Company reported a net loss of $32,325, negative working capital of $124,385, and an accumulated deficit of $5,122,864 as of October 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder and affiliates to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder and affiliates will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. MARKETABLE SECURITY

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of October 31, 2021.

Effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

As of October 31, 2021, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill.

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

Apple ISports, Inc. is a wholly-owned subsidiary of Copper Hill.

During the six months ended October 31, 2021, the Company received a further advance of $37,000 from Copper Hill to fund its working capital requirements.

As of October 31, 2021, the Company owed a total of $100,752 to related party companies: $30,408 to Apple iSports and $70,344 to Copper Hill.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the six months ended October 31, 2021 and 2020.

Common Stock

As of October 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

During the six months ended October 31, 2021, no shares of common stock were issued.

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

As of October 31, 2021 and April 30, 2021, 7,642,211 shares of common stock were issued and 7,642,210 shares of common stock were outstanding.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after October 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

As of October 31, 2021, the Company has $1,817 in cash. In order to meet these ongoing costs, we may have to defer fees of certain service providers and receive additional amounts, as necessary, as loans or investments from our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the six months ended October 31, 2021 and 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2021 and 2020

During the three months ended October 31, 2021 and 2020, the Company incurred a net loss of $21,646 and $23,475, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $1,829 decrease in general and administrative expenses between the two periods was principally due to reductions in legal fees ($10,000), consulting fees ($2,750) and tax preparation fees ($900), partially offset by increases in audit fees ($6,900), accounting fees ($3,250), SEC Edgar filing fees ($1,500) and other fees ($171) incurred in the three months ended October 31, 2021 as compared to the three months ended October 31, 2020.

For the six months ended October 31, 2021 and 2020

During the six months ended October 31, 2021 and 2020, the Company incurred a net loss of $32,325 and $37,273, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $4,948 decrease in general and administrative expenses between the two periods was principally due to reductions in legal fees ($13,150), consulting fees ($6,500), tax preparation fees ($900) and other fees ($5), partially offset by increases in audit fees ($6,607), accounting fees ($6,000) and SEC Edgar filing fees ($3,000) incurred in the six months ended October 31, 2021 as compared to the three months ended October 31, 2020.

Liquidity and Capital Resources

As of October 31, 2021, the Company had current assets of $1,817 consisting of all cash. This compares with current assets of $342 consisting of all cash as of April 30, 2021. The Company’s current liabilities as of October 31, 2021 totaled $126,202:  $25,450 relating to accounts payable and accrued liabilities and $100,752 of advances from related parties. This compares with current liabilities of $92,402 as of April 30, 2021, comprised of $28,650 of accounts payable and $63,752 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2021 and 2020:

	Six Months Ended October 31, 2021	Six Months Ended October 31, 2020
Net Cash Used in Operating Activities	$(35,525)	$(43,474)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	37,000	49,954
Net Change in Cash	$1,475	$6,480

Operating Activities

During the six months ended October 31, 2021, the Company incurred a net loss of $32,325 which, after adjusting for a decrease in accounts payable of $3,200, resulted in net cash of $35,525 being used in operating activities during the period. By comparison, during the six months ended October 31, 2020, the Company incurred a net loss of $37,273 which, after adjusting for a decrease in accounts payable of $6,201, resulted in net cash of $43,474 being used in operating activities during the period

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended October 31, 2021 and 2020.

Financing Activities

During the six months ended October 31, 2021, the Company received $37,000 from financing activities by way of a loan from a related party.  By comparison, during the six months ended October 31, 2020, we received $49,954 from financing activities in respect of $29,975 from the sale of shares for cash to a related party, $19,995 by way of a loan from a related party, less the payment of $16 of fees incurred in excess of our bank balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREVENTION INSURANCE.COM

Date: December 13, 2021	By:	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

