Form 10-Q
period 2022-01-31
PREVENTION INSURANCE COM INC
filed 2022-04-08
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of April 7, 2022, there were 7,642,210 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2022	2021

ASSETS

Current Assets
Cash	$5,251	$342

Total Current Assets	5,251	342

Other Assets
Marketable security	100	100

Total Assets	$5,351	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$29,950	$28,650
Due to related parties	108,301	63,752

Total Current Liabilities	138,251	92,402

Total Liabilities	138,251	92,402

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 authorized none issued	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized; 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,131,479)	(5,090,539)

Total Stockholders' Deficit	(132,900)	(91,960)

Total Liabilities and Stockholders' Deficit	$5,351	$442

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2022	2021	2022	2021

REVENUE	$-	$-	$-	$-

General and administrative expenses	8,615	2,989	40,940	40,262

OPERATING LOSS	(8,615)	(2,989)	(40,940)	(40,262)

NET LOSS	$(8,615)	$(2,989)	$(40,940)	$(40,262)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210	7,642,210	7,566,066

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

					Additional
	Preferred Stock		Common Shares		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2020	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,086,251)	$(87,672)

Net Loss for the period	-	-	-	-	-	-	(2,989)	(2,989)

Balance at January 31, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,089,240)	$(90,661)

Balance at October 31, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,122,864)	$(124,285)

Net Loss for the period	-	-	-	-	-	-	(8,615)	(8,615)

Balance at January 31, 2022	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,131,479)	$(132,900)

NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

Balance at April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Issuance of common stock for
cash - related party	-	-	407,737	41	29,934	-	-	29,975

Net loss for the period	-	-	-	-	-	-	(40,262)	(40,262)

Balance at January 31, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,089,240)	$(90,661)

Balance at April 30, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss for the period	-	-	-	-	-	-	(40,940)	(40,940)

Balance at January 31, 2022	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,131,479)	$(132,900)

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	January 31
	2022	2021

Cash Flows from Operating Activities:
Net Loss	$(40,940)	$(40,262)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	1,300	(7,251)

Net Cash Used In Operating Activities	(39,640)	(47,513)

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	-	(16)
Proceeds from loans - related parties	44,549	19,995
Sale of shares for cash	-	29,975

Net Cash Provided by Financing Activities	44,549	49,954

Net Change in Cash:	4,909	2,441

Cash and cash equivalents, beginning of period	342	-

Cash and cash equivalents, end of period	$5,251	$2,441

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2022 (Unaudited)

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

During the nine months ended January 31, 2022 and 2021, the Company did not recognize any revenue.

Stock-Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three and nine months ended January 31, 2022 or 2021.

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

 NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2022, the Company reported a net loss of $40,940, negative working capital of $133,000, and an accumulated deficit of $5,131,479 as of January 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder and affiliates to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder and affiliates will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of January 31, 2022, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill.

Mr. Anthony Lococo, our current sole officer and director, is a controlling party of Copper Hill.

Apple ISports, Inc. is a wholly-owned subsidiary of Copper Hill.

During the nine months ended January 31, 2022, the Company received a further advance of $44,549 from Copper Hill to fund its working capital requirements.

As of January 31, 2022, the Company owed a total of $108,301 to related party companies: $30,408 to Apple iSports and $77,893 to Copper Hill.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2022, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the nine months ended January 31, 2022 and 2021.

Common Stock

As of January 31, 2022, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

During the nine months ended January 31, 2022, no shares of common stock were issued.

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

As of both January 31, 2022 and April 30, 2021, 7,642,211 and 7,642,210 shares of common stock were issued and outstanding, respectively.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after January 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

As of January 31, 2022, the Company has $5,251 in cash. In order to meet these ongoing costs, we may have to defer fees of certain service providers and receive additional amounts, as necessary, as loans or investments from our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the nine months ended January 31, 2022 and 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2022 and 2021

During the three months ended January 31, 2022 and 2021, the Company incurred a net loss of $8,615 and $2,989, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $5,626 increase in general and administrative expenses between the two periods was principally due to increases in audit fees ($2,300) legal fees ($1,500), accounting fees ($1,500), SEC Edgar filing fees ($750) and other expenses ($76), partially offset by a decrease in consulting fees ($500) incurred in the three months ended January 31, 2022 as compared to the three months ended January 31, 2021.

For the nine months ended January 31, 2022 and 2021

During the nine months ended January 31, 2022 and 2021, the Company incurred a net loss of $40,940 and $40,262, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $678 increase in general and administrative expenses between the two periods was principally due to increases in audit fees ($8,907), accounting fees ($7,500), SEC Edgar filing fees ($3,750) and other expenses ($71) substantially offset by reductions in legal fees ($11,650), consulting fees ($7,000) and tax preparation fees ($900) incurred in the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021.

Liquidity and Capital Resources

As of January 31, 2022, the Company had current assets of $5,251 consisting of all cash. This compares with current assets of $342 consisting of all cash as of April 30, 2021. The Company’s current liabilities as of January 31, 2022 totaled $138,251:  $29,950 relating to accounts payable and accrued liabilities and $108,301 of advances from related parties. This compares with current liabilities of $92,402 as of April 30, 2021, comprised of $28,650 of accounts payable and $63,752 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2022 and 2021:

	Nine Months Ended January 31, 2022	Nine Months Ended January 31, 2021
Net Cash Used in Operating Activities	$(39,640)	$(47,513)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	44,549	49,954
Net Change in Cash	$4,909	$2,441

Operating Activities

During the nine months ended January 31, 2022, the Company incurred a net loss of $40,940 which, after adjusting for an increase in accounts payable of $1,300, resulted in net cash of $39,640 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2021, the Company incurred a net loss of $40,262 which, after adjusting for a decrease in accounts payable of $7,251, resulted in net cash of $47,513 being used in operating activities during the period

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended January 31, 2022 and 2021.

Financing Activities

During the nine months ended January 31, 2022, the Company received $44,549 from financing activities by way of a loan from a related party.  By comparison, during the nine months ended January 31, 2021, we received $49,954 from financing activities in respect of $29,975 from the sale of shares for cash to a related party, $19,995 by way of a loan from a related party, less the payment of $16 of fees incurred in excess of our bank balance.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT).*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101).*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREVENTION INSURANCE.COM

Date: April 7, 2022	/s/ Anthony Lococo
Anthony Lococo President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

