Form 10-K
period 2022-04-30
PREVENTION INSURANCE COM
filed 2022-09-16
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2022

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,341,312.

As of September 13, 2022, there were 7,642,211 shares of Common Stock, $0.0001 par value per share, outstanding.

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

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which;

(a). Increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares, and

(b). Increased the authorized shares of preferred stock of the Company, par value $0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation (filed with the Nevada Secretary of State on or about February 20, 2001);

(collectively, the corporate actions provided in paragraphs (a) and (b) are hereby referred to as the “Corporate Actions”).

The Corporate Actions were adopted at a meeting of our Board of Directors on February 28, 2022, and the Board of Directors recommended that the Corporate Actions be presented to our shareholders for approval. The record date of the Corporate Actions was March 1, 2022, whereby our majority stockholder, holding 85% of our outstanding voting securities, executed written consent approving the Corporate Actions.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of April 30, 2022, we had an accumulated deficit of $5,146,534. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

BECAUSE OUR PRINCIPAL OFFICER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal officer, directly and/or indirectly, owns approximately 91.2% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this Report, the Company is indebted to certain affiliates in the amount of $122,302. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

An affiliate of our sole officer and director beneficially owns approximately 91.2% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of April 30, 2022, we had 7,642,211 shares of our common stock issued and 7,642,210 shares outstanding. We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Quarterly Period	High	Low

Fiscal year ended April 30, 2021:
First Quarter	$1.75	$1.18
Second Quarter	$1.44	$1.01
Third Quarter	$1.10	$1.00
Fourth Quarter	$1.10	$1.10

Fiscal year ended April 30, 2022:
First Quarter	$1.10	$0.60
Second Quarter	$1.44	$1.01
Third Quarter	$5.75	$0.51
Fourth Quarter	$3.25	$2.26

Fiscal year ended April 30, 2023:
First Quarter	$2.25	$4.00

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 500,000,000 shares of Common Stock. As of April 30, 2022, there were 512 holders of record of the Common Stock.

Preferred Stock:

Our Articles of Incorporation, as amended, authorize the issuance of up to 50,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

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

Results of Operations

The Company has not conducted any active operations since October 31, 2008. No revenue has been generated by the Company for the fiscal years ended April 30, 2022 and 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2022, the Company had a net loss of $55,995 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other filings with the Securities and Exchange Commission.

 For the fiscal year ended April 30, 2021 the Company had a net loss of $41,561 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $14,434 increase in net loss for the current year end was due to increased legal, accounting and audit fees in connection with the Company’s filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of April 30, 2022, the Company had assets of $5,261 in respect of cash and an equity investment. As of April 30, 2021, the Company had assets of $442 in respect of cash and an equity investment. The Company’s current liabilities as of April 30, 2022 totaled $153,216, comprising $30,914 in accounts payable and accrued liabilities, and $122,302 in advances from a related party. This compares with current liabilities as of April 30, 2021 totaling $92,402, comprising $28,650 in accounts payable and accrued liabilities, and $63,752 in advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the years ended April 30, 2022 and 2021:

	Fiscal Year Ended April 30, 2022	Fiscal Year Ended April 30, 2021

Net Cash Used in Operating Activities	$(53,731)	$(49,612)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$58,550	$49,954
Net Change in Cash and Cash Equivalents	$4,819	$342

Operating Activities

During the year ended April 30, 2022, the Company incurred a net loss of $55,995 which, after adjusting for a decrease in accounts payable and accrued liabilities of $2,264, resulted in net cash of $53,731 being used in operating activities during the year. By comparison, during the year ended April 30, 2021, the Company incurred a net loss of $41,561 which, after adjusting for a decrease in accounts payable and accrued liabilities of $8,051, resulted in net cash of $49,612 being used in operating activities during the year.

Investing Activities

During the years ended April 30, 2022 and 2021, the Company had no cash flows from investment activities.

Financing Activities

During the year ended April 30, 2022, the Company received $58,550 in advances from the Company’s majority shareholder.  By comparison, during the year ended April 30, 2021, the Company received $19,995 in advances from the Company’s majority shareholder, received $29,975 in stock subscriptions from a related party, offset by payment of a bank overdraft repayment of $16.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prevention Insurance.Com

Melbourne, Australia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prevention Insurance.Com (the Company) as of April 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments as to whether the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to effectively implement its plans include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain loans from related and unrelated parties, and the potential for a business combination. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the Company’s ability to access funding from the capital market; (ii) evaluating the Company’s ability to manage expenditures (iii) evaluating the Company’s ability to obtain loans from related and unrelated parties, and (iv) evaluating the potential for a business combination.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 12, 2022

PREVENTION INSURANCE.COM

CONSOLIDATED BALANCE SHEETS

	April 30, 2022	April 30, 2021

ASSETS

Current assets
Cash	$5,161	$342

Total current assets	5,161	342
Other Assets
Marketable security	100	100

Total assets	$5,261	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$30,914	$28,650
Due to related parties	122,302	63,752

Total current liabilities	153,216	92,402

Total liabilities	153,216	92,402

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid-in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,146,534)	(5,090,539)

Total stockholders' deficit	(147,955)	(91,960)

Total liabilities and stockholders' deficit	$5,261	$442

See accompanying notes to consolidated audited financial statements.

F-4

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	April 30,
	2022	2021

Revenue	$-	$-

General and administrative	55,995	41,561

Operating loss	(55,995)	(41,561)

Net loss	$(55,995)	$(41,561)

Loss per common share - basic and dilutive	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	7,642,210	7,584,587

See accompanying notes to consolidated audited financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, April 30, 2020	-	$-	7,234,474	$723	$5,020,835	$(52,954)	$(5,058,978)	$(80,374)

Issuance of common stock for cash – related party	-	-	407,737	41	29,934	-	-	29,975

Net loss	-	-	-	-		-	(41,561)	(41,561)

Balance, April 30, 2021	-	$-	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss	-	-	-	-	-	-	(55,995)	(55,995)

Balance, April 30, 2022	-	-	7,642,211	$764	$5,050,769	$(52,954)	$(5,146,534)	$(147,955)

See accompanying notes to consolidated audited financial statements.

PREVENTION INSURANCE.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	April 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(55,995)	$(41,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,264	(8,051)
Net cash flows used in operating activities	(53,731)	(49,612)

Cash flows from financing activities:
Fees drawn in excess of bank balance	-	(16)
Proceeds from related parties	58,550	19,995
Common shares issued for cash – related party	-	29,975
Net cash flows provided by financing activities	58,550	49,954

Net change in cash	4,819	342

Cash and cash equivalents, beginning of period	342	-

Cash and cash equivalents, end of period	$5,161	$342

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated audited financial statements.

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022 AND 2021

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

As further discussed below in Note 6 Subsequent Events, on May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which;

(a). Increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares, and

(b). Increased the authorized shares of preferred stock of the Company, par value $0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation (filed with the Nevada Secretary of State on or about February 20, 2001);

(collectively, the corporate actions provided in paragraphs (a) and (b) are hereby referred to as the “Corporate Actions”).

The Corporate Actions were adopted at a meeting of our Board of Directors on February 28, 2022, and the Board of Directors recommended that the Corporate Actions be presented to our shareholders for approval. The record date of the Corporate Actions was March 1, 2022, whereby our majority stockholder, holding 85% of our outstanding voting securities, executed written consent approving Corporate Actions.

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

Related Party Transactions

A related party is generally defined as (i) any person or entity that holds 10% or more of our membership interests including such person's immediate families and other entities over which these parties exercise significant influence, (ii) our management and other entities over which they hold significant influence, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 4 and 6 below for details of related party transactions in the period presented.

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

During the years ended April 30, 2022 and 2021, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the years ended April 30, 2022 and 2021.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive.  No potential dilutive securities were issued and outstanding during the years ended April 30, 2022 and 2021.

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2022, the Company reported a net loss of $55,995, negative working capital of $148,055 and had an accumulated deficit of $5,146,534 as of April 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

.

 NOTE 3. MARKETABLE SECURITY

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill. Mr. Anthony Lococo, our sole director, was appointed as a director of ACG. ACG has not commenced operations as of April 30, 2022.

Effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

As of April 30, 2022, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as of such date.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to Apple iSports and $33,344 to Copper Hill. Apple iSports, Inc. is a wholly-owned subsidiary of Copper Hill.

Mr. Anthony Lococo, our sole officer and director, is a controlling party of Copper Hill.

During the year ended April 30, 2022, the Company received a further advance of $37,000 from Copper Hill to fund its working capital requirements.

During the year ended April 30, 2022, the Company received an advance of $21,550 from Mt. Wills Gold Mines Pty Ltd. (“Mt. Wills”) to fund its working capital requirements.

Mr. Anthony Lococo, our sole officer and director, is a director of Mt. Wills.

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

These advances where made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5.  INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s U.S. Federal income tax rate is 21%.

Deferred tax assets and valuation allowance at April 30, 2022 and 2021:

	As of April 30,
	2022	2021

Net loss carry forward	$352,791	$341,040
Valuation allowance	(352,791)	(341,040)
Total	$-	$-

A provision for income taxes has not been made for fiscal years 2022 and 2021 due to net operating loss carry-forwards (“NOLs”) of approximately $1,678,000 (2021 - $1,624,000.) This carryforward is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.  The NOLs expire, if not utilized, in the years through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate of 21% for the years ended April 30, 2022 and 2021 as follows:

	Year Ended April 30,
	2022	2021

Benefit at U.S. Federal income tax rate	$11,759	$8,728
Increase in valuation allowance	(11,759)	(8,728)
Total	$-	$-

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2022, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended April 30, 2022 and 2021.

As further discussed below in Note 6 Subsequent Events, on May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary to increase the authorized shares of preferred stock of the Company, par value $0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation (filed with the Nevada Secretary of State on or about February 20, 2001).

Common Stock

As of April 30, 2022, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the year ended April 30, 2022.

As of April 30, 2022, 7,642,211 (2021 - 7,642,211) shares of common stock were issued, and 7,642,210 (2021 - 7,642,210) shares of common stock were outstanding.

As further discussed below in Note 6 Subsequent Events, on May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events after April 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as set out below:

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which;

(a). Increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares, and

(b). Increased the authorized shares of preferred stock of the Company, par value $0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation (filed with the Nevada Secretary of State on or about February 20, 2001);

(collectively, the corporate actions provided in paragraphs (a) and (b) are hereby referred to as the “Corporate Actions”).

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2022 or 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended April 30, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Anthony Lococo	61	President, CEO and Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended April 30, 2022 and 2021 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Anthony Lococo, President	2022	None	None	None	None	None	None
CEO and Director	2021	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this filing by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 7,642,210 shares of Common Stock outstanding as of the date of this filing. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Anthony Lococo (1)	6,971,546	91.2%
All officers and directors as a group (1 individual)	6,971,546	91.2%

Greater than 5% Shareholders
Copper Hill Assets Inc.(2)	6,563,809	85.9%

Locman Superannuation Fund(3)	407,737	5.3%

(1)(2)(3)

The amount held by Mr. Lococo includes amounts held by Copper Hill Assets Inc. (“Copper Hill”) and Locman Superannuation Fund (“Fund”). Mr. Lococo, our sole officer and director, is an officer of both Copper Hill and is deemed to have a beneficial interest in the shares held by Copper Hill. Mr. Lococo however disclaims beneficial ownership of the shares held by Copper Hill. Mr. Lococo also is the managing director of the Fund and is deemed the beneficial owners of the shares of common stock held by the Fund.

(2)

Mr. Marino Sussich is the sole shareholder of Copper Hill and is deemed a beneficial owner of the shares held by Copper Hill. Mr. Sussich’s address is First Floor, 9/30 Prohasky Street, Port Melbourne, Australia VIC 3207.

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

During the year ended April 30, 2022, the Company received a further advance of $37,000 from Copper Hill to fund its working capital requirements.

During the year ended April 30, 2022, the Company received an advance of $21,550  from Mt. Wills Gold Mines Pty Ltd. (“Mt. Wills”) to fund its working capital requirements.

Mr. Anthony Lococo, our sole officer and director, is a director of Mt. Wills.

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

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

2022	$18,000	Pinnacle Accountancy Group of Utah
2021	$11,900	Pinnacle Accountancy Group of Utah

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$0
2021	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2022	$0
2021	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022	$0
2021	$0

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)

3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)

3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018(3)

3.1(iv)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on May 5, 2022 (7)

3.2	Bylaws (1)

10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)

10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)

10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)

21.1	Subsidiaries

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by reference
(6)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2019 and incorporated herein by reference
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2022 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: September 16, 2022	By:	/s/ Anthony Lococo
Anthony Lococo
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Lococo	President, CEO and Director	September 16, 2022
Anthony Lococo	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

