Form 10-Q
period 2022-07-31
PREVENTION INSURANCE COM
filed 2022-10-06
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of September 30, 2022, there were 7,642,210 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	April 30,
	2022	2022
ASSETS
Current Assets
Cash	$3,467	$5,161
Total Current Assets	3,467	5,161

Other Assets
Marketable security	100	100
Total Assets	$3,567	$5,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$37,290	$30,914
Due to related parties	122,302	122,302
Total Current Liabilities	159,592	153,216

Total Liabilities	159,592	153,216

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 50,000,000 and 10,000,000 authorized, respectively: none issued	-	-
Common Stock, $0.0001 par value, 500,000,000 and 500,000,000 shares authorized, respectively: 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,154,604)	(5,146,534)
Total Stockholders’ Deficit	(156,025)	(147,955)
Total Liabilities and Stockholders’ Deficit	$3,567	$5,261

See accompanying notes to these condensed consolidated unaudited financial statements

3

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31
	2022	2021
REVENUE	$-	$-

General and administrative expenses	8,070	10,679

OPERATING LOSS	(8,070)	(10,679)

NET LOSS	$(8,070)	$(10,679)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(UNAUDITED)

					Additional			Total
	Preferred		Common		Paid in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at April 30,2021	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss for the period	—	—	—	—	—	—	(10,679)	$(10,679)

Balance at July 31, 2021	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,101,218)	$(102,639)

Balance at April 30, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,146,534)	$(147,955)

Net loss for the period	—	—	—	—	—	—	(8,070)	$(8,070)

Balance at July 31, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,154,604)	$(156,025)

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	July 31
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(8,070)	$(10,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,376	(500)
Net Cash Used in Operating Activities	(1,694)	(11,179)

Cash Flows from Financing Activities:
Proceeds from loans - related parties	-	31,000
Net Cash Provided by Financing Activities	-	31,000

Net Change in Cash:	$(1,694)	$19,821

Cash and cash equivalents, beginning of period	$5,161	$342

Cash and cash equivalents, end of period	$3,467	$20,163

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2022 (UNAUDITED)

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2022 included our Form 10-K filed on September 16, 2022. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 4 below for details of related party transactions in the period presented.

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

During the three months ended July 31, 2022 and July 31, 2021, respectively, the Company did not recognize any revenue.

Stock-Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the three months ended July 31, 2022 nor July 31, 2021.

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended July 31, 2022, the Company reported a net loss of $8,070, negative working capital of $156,125, and an accumulated deficit of $5,154,604 as of July 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder and affiliates to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder and affiliates will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of July 31, 2022, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

These advances were made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

Mr. Anthony Lococo, our current sole officer and director, is an officer of Copper Hill.

Apple iSports, Inc. is an entity controlled by Copper Hill.

Mr. Anthony Lococo, our sole officer and director, is a director of Mt. Wills.

During the three months ended July 31, 2022, the Company did not receive any further advance funds from any of the related parties.

As further disclose in Note 6 Subsequent Events below, during the month of August 2022, the Company received $28,500 by way of a loan from a related party to fund its working capital requirements.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2022, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

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

No shares of preferred stock were issued or outstanding during the three months ended July 31, 2022 and 2021.

Common Stock

As of July 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares.

During the three months ended July 31, 2022 and 2021, no shares of common stock were issued.

As of July 31, 2022 and April 30, 2022, 7,642,211 shares of common stock were issued and 7,642,210 shares were outstanding, respectively.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events after July 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as set out below:

During the month of August 2022, the Company received $28,500 by way of a loan from a related party to fund its working capital requirements.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the Securities and Exchange Commission (“Commission”) on September 16, 2022. More broadly, these factors include, but are not limited to:

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,467 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three months ended July 31, 2022 and 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2022 and 2021

During the three months ended July 31, 2022 and 2021, the Company incurred a net loss of $8,070 and $10,679, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $2,609 decrease in general and administrative expenses between the two periods was principally due a decrease of $4,250 in accounting fees, a $1,500 decrease in SEC filing fees partially offset by a $3,000 increase in consulting fees and a $141 increase in other expenses incurred in the three months ended July 31, 2022 as compared to the three months ended July 31, 2021.

Liquidity and Capital Resources

As of July 31, 2022, the Company had current assets of $3,467 consisting of all cash. This compares with current assets of $5,161 consisting of all cash as of April 30, 2022. The Company’s current liabilities as of July 31, 2022 totaled $159,592: $37,290 relating to accounts payable and accrued liabilities and $122,302 due to related parties. This compares with current liabilities of $153,216 as of April 30, 2022, comprised of $30,914 of accounts payable and accrued liabilities and $122,302 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Net Cash Used in Operating Activities	$(1,694)	$(11,179)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	31,000
Net Change in Cash	$(1,694)	$19,821

Operating Activities

During the three months ended July 31, 2022, the Company incurred a net loss of $8,070 which, after adjusting for an increase in accounts payable of $6,376, resulted in net cash of $1,694 being used in operating activities during the period. By comparison, during the three months ended July 31, 2021, the Company incurred a net loss of $10,679 which, after adjusting for a decrease in accounts payable of $500, resulted in net cash of $11,179 being used in operating activities during the period

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended July 31, 2022 and 2021.

Financing Activities

During the three months ended July 31, 2022, the Company neither generated nor used funds in financing activity. By comparison, during the three months ended July 31, 2021, we received $31,000 from financing activities by way of a loan from related parties

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREVENTION INSURANCE.COM

Date: October 6, 2022	/s/ Anthony Lococo
Anthony Lococo
President and CEO
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

