Form 10-Q
period 2022-10-31
PREVENTION INSURANCE COM
filed 2022-12-15
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

First Floor, Prohasky Street, Port Melbourne, Australia	3207
(Address of Principal Executive Offices)	(Zip Code)

+61 8 8981 4037

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company,” and “emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of December 14, 2022, there were 7,642,210 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	OCTOBER 31,	APRIL 30,
	2022	2022

ASSETS
Current Assets
Cash	$4,924	$5,161
Total Current Assets	4,924	5,161

Other Assets
Marketable security	100	100

Total Assets	$5,024	$5,261

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,399	$30,914
Due to related parties	150,802	122,302
Total Current Liabilities	179,201	153,216

Total Liabilities	179,201	153,216

Commitments and Contingencies (Note 5)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 50,000,000 and 10,000,000 authorized, respectively: none issued	—	—
Common Stock, $0.0001 par value, 500,000,000 and 200,000,000 shares authorized, respectively: 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,172,756)	(5,146,534)
Total Stockholders’ Deficit	(174,177)	(147,955)

Total Liabilities and Shareholders' Deficit	$5,024	$5,261

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

General and administrative expenses	18,152	21,646	26,222	32,325

OPERATING LOSS	(18,152)	(21,646)	(26,222)	(32,325)

NET LOSS	$(18,152)	$(21,646)	$(26,222)	$(32,325)

Weighted average shares outstanding- basic and diluted	7,642,210	7,642,210	7,642,210	7,642,210

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021 (UNAUDITED)
								Total
	Preferred		Common		Paid in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at April 30, 2021	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss for the period	—	—	—	—	—	—	(10,679)	(10,679)

Balance at July 31, 2021	—	$—	7,642,211	$764	$5,050,769	(52,954)	(5,101,218)	$(102,639)

Net loss for the period	—	—	—	—	—	—	(21,644)	(21,644)

Balance at October 31, 2021	—	$—	$7,642,211	$764	$5,050,769	$(52,954)	$(5,122,864)	$(124,285)

Balance at April 30, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,146,534)	$(147,955)

Net loss for the period	—	—	—	—	—	—	(8,070)	(8,070)

Balance at July 31, 2022	—	$—	$7,642,211	$764	$5,050,769	$(52,954)	$(5,154,604)	$(156,025)

Net loss for the period	—	—	—	—	—	—	(18,152)	(18,152)

Balance at October 31, 2022	—	$—	$7,642,211	$764	$5,050,769	$(52,954)	$(5,172,756)	$(174,177)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

PREVENTION INSURANCE.COM
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	OCTOBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(26,222)	$(32,325)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in working capital items:
Accounts payable and accrued liabilities	(2,515)	(3,200)
Net Cash Flows Used in Operating Activities	(28,737)	(35,525)

Cash Flows from Financing Activities:
Proceeds from loan- related parties	28,500	37,000
Net Cash Provided by Financing Activities	28,500	37,000

Net Change in Cash:	$(237)	$1,475

Beginning Cash:	$5,161	$342

Ending Cash:	$4,924	$1,817

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

PREVENTION INSURANCE.COM NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2022 (UNAUDITED)

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

As further discussed in Note 7 Subsequent Events below

On November 16, 2022, Mr. Marino Sussich was appointed a director of the Company. Immediately thereafter, Mr. Sussich was appointed President (Chief Executive Officer), Treasurer (Chief Financial Officer) and Secretary of the Company, and simultaneously Mr. Anthony Lococo resigned in all capacities as an officer and as a director of the Company.

Mr. Susich (Age 62) is a serial entrepreneur and investor and has provided various consulting services and investments to small and medium sized companies. Mr. Sussich is the controlling shareholder of Copper Hill Assets Inc. (“Copper Hill”), which owns 85.9% of the outstanding shares of capital stock of the Company. He is the founder of Apple iSports Inc., a Delaware company which has developed an on-line gambling platform and King Lager and King Lite beer brands which have license agreements with Anheuser-Busch. He also is the Chairman and majority shareholder of ABA Resources Pty Ltd, a gold mining company located in Victoria, Australia.

At the present time, there is no agreement between the Company and Mr. Sussich with regard to his compensation as an officer and director. In addition, there was no arrangement or understanding between the newly appointed officer and director and any other person(s) pursuant to which such director was elected in such capacity. The Company has previously disclosed in its filings with the Securities and Exchange Commission, the various loans made by Copper Hill to the Company and the conversion of a portion of such loans to common stock of the Company. As stated above, Copper Hill is owned and controlled by Mr. Sussich. Except as stated and/or referenced herein, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant, exceeding $120,000 and in which our new director had or will have a direct or indirect material interest. There are no family relationships between the new officer and director and any other director or executive officer of the Company. There is no material plan, contract or arrangement (whether or not written) to which the new director is a party or in which each party participates that is entered into or a material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of October 31, 2022 and for the related periods presented, have been included. The results for the three and six months period ended October 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended April 30, 2022 and 2021 included in our Form 10-K filed on September 16, 2022.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of October 31, 2022 and April 30, 2022, our cash balances were $4,924 and $5,161 respectively.

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

Revenue Recognition

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

During the six months ended October 31, 2022 and October 31, 2021, respectively, the Company did not recognize any revenue.

Stock-Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the six months ended October 31, 2022 and October 31, 2021.

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended October 31, 2022, the Company reported a net loss of $26,222, and an accumulated deficit of $5,172,756 as of October 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder and affiliates to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder and affiliates will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. MARKETABLE SECURITY

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill. Mr. Anthony Lococo, our former sole director, was appointed as a director of ACG.

Effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

As of October 31, 2022, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. DUE TO RELATED PARTIES

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

During the six months ended October 31, 2022, we received $28,500 from Apple iSports.

These advances were made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

Mr. Anthony Lococo, our former sole officer and director, is an officer of Copper Hill.

Mr. Mr. Marino Sussich, our current sole officer and director, is the controlling shareholder of Copper Hill.

Apple iSports, Inc. is an entity controlled by Copper Hill.

Mr. Anthony Lococo, our former sole officer and director, is a director of Mt. Wills.

Mr. Mr. Marino Sussich, our current sole officer and director, is a director and a controlling shareholder of Mt. Wills.

As of October 31, 2022, the Company owed a total of $150,802 to related party companies: $58,908 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

NOTE 5. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six-months period ended October 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2022, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

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

No shares of preferred stock were issued or outstanding during the six months ended October 31, 2022 and 2021.

Common Stock

As of October 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares.

During the six months ended October 31, 2022 and 2021, no shares of common stock were issued.

As of October 31, 2022 and April 30, 2022, 7,642,211 shares of common stock were issued and 7,642,210 shares were outstanding, respectively.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 7. SUBSEQUENT EVENTS

We evaluated subsequent events after October 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required accept as described below.

On November 16, 2022, Mr. Marino Sussich was appointed a director of the Company. Immediately thereafter, Mr. Sussich was appointed President (Chief Executive Officer), Treasurer (Chief Financial Officer) and Secretary of the Company, and simultaneously Mr. Anthony Lococo resigned in all capacities as an officer and as a director of the Company.

Mr. Susich (Age 62) is a serial entrepreneur and investor and has provided various consulting services and investments to small and medium sized companies. Mr. Sussich is the controlling shareholder of Copper Hill Assets Inc. (“Copper Hill”), which owns 85.9% of the outstanding shares of capital stock of the Company. He is the founder of Apple iSports Inc., a Delaware company which has developed an on-line gambling platform and King Lager and King Lite beer brands which have license agreements with Anheuser-Busch. He also is the Chairman and majority shareholder of ABA Resources Pty Ltd, a gold mining company located in Victoria, Australia.

At the present time, there is no agreement between the Company and Mr. Sussich with regard to his compensation as an officer and director. In addition, there was no arrangement or understanding between the newly appointed officer and director and any other person(s) pursuant to which such director was elected in such capacity. The Company has previously disclosed in its filings with the Securities and Exchange Commission, the various loans made by Copper Hill to the Company and the conversion of a portion of such loans to common stock of the Company. As stated above, Copper Hill is owned and controlled by Mr. Sussich. Except as stated and/or referenced herein, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant, exceeding $120,000 and in which our new director had or will have a direct or indirect material interest. There are no family relationships between the new officer and director and any other director or executive officer of the Company. There is no material plan, contract or arrangement (whether or not written) to which the new director is a party or in which each party participates that is entered into or a material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,924 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three and six months ended October 31, 2022 and 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2022 and 2021

During the three months ended October 31, 2022 and 2021, the Company incurred a net loss of $18,152 and $21,646, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $3,494 decrease in general and administrative expenses between the two periods was due to decreases of $4,900 in audit fees, $2,851 in legal fees , $1,750 in accounting fees, $839 in SEC filing fees and $99 in share transfer agent fees which  were partially offset by increases of $5,000 increase in consulting fees, $1,845 in tax return preparation fees and $100 in bank charges incurred in the three months ended October 31, 2022 as compared to the three months ended October 31, 2021.

For the six months ended October 31, 2022 and 2021

During the six months ended October 31, 2022 and 2021, the Company incurred a net loss of $26,222 and $32,325, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $6,103 decrease in general and administrative expenses between the two periods was principally due to decreases of $6,000 in accounting fees, $4,700 in audit fees, $2,851 in legal fees, $2,339 in SEC filing fees and $103 in stock transfer agent fess which were partially offset by increases of $8,000 increase in consulting fees, $1,845 in tax return preparation fees and $45 in bank charges incurred in the six months ended October 31, 2022 as compared to the six months ended October 31, 2021.

Liquidity and Capital Resources

As of October 31, 2022, the Company had current assets of $4,924 consisting of all cash. This compares with current assets of $5,161 consisting of all cash as of April 30, 2022. The Company’s current liabilities as of October 31, 2022 totaled $179,201: $28,399 relating to accounts payable and accrued liabilities and $150,802 due to related parties. This compares with current liabilities of $153,216 as of April 30, 2022, comprised of $30,914 of accounts payable and accrued liabilities and $122,302 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2022 and 2021:

	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021
Net Cash Used in Operating Activities	$(28,737)	$(35,525)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	28,500	37,000
Net Change in Cash	$(237)	$1,475

Operating Activities

During the six months ended October 31, 2022, the Company incurred a net loss of $26,222 which, after adjusting for a decrease in accounts payable of $2,515, resulted in net cash of $28,737 being used in operating activities during the period. By comparison, during the six months ended October 31, 2021, the Company incurred a net loss of $32,325 which, after adjusting for a decrease in accounts payable of $3,200, resulted in net cash of $35,525 being used in operating activities during the period

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended October 31, 2022 and 2021.

Financing Activities

During the six months ended October 31, 2022, the Company received $28,500 from financing activities by way of a loan from related parties. By comparison, during the six months ended October 31, 2021, we received $37,000 from financing activities by way of a loan from related parties

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: December 15, 2022	/s/ Marino Sussich
Marino Sussich Chief Executive Officer

