Form 10-Q
period 2023-01-31
PREVENTION INSURANCE COM
filed 2023-03-23
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of  March 20, 2023, there were 7,642,210 shares of common stock, $0.0001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	April 30,
	2023	2022

ASSETS

Current Assets
Cash	$463	$5,161

Total Current Assets	463	5,161

Other Assets
Marketable security	100	100

Total Assets	$563	$5,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	22,600	30,914
Due to related parties	161,102	122,302

Total Current Liabilities	183,702	153,216

Total Liabilities	183,702	153,216

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 50,000,000 and 10,000,000 shares authorized, respectively, none issued	—	—
Common Stock, $0.0001 par value, 500,000,000 and 200,000,000 shares authorized, respectively, 7,642,211 shares issued and 7,642,210 shares outstanding	764	764
Additional paid in capital	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated deficit	(5,181,718)	(5,146,534)

Total Stockholders’ Deficit	(183,139)	(147,955)

Total Liabilities and Stockholders’ Deficit	$563	$5,261

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

General and administrative expenses	8,962	8,615	35,184	40,940

OPERATING LOSS	(8,962)	(8,615)	(35,184)	(40,940)

NET LOSS	(8,962)	(8,615)	(35,184)	(40,940)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210	7,642,210	7,566,066

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

					Additional
	Preferred Stock		Common Shares		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

Balance at October 31, 2021	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,122,864)	$(124,285)

Net Loss for the period	—	—	—	—	—	—	(8,615)	(8,615)

Balance at January 31, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,131,479)	$(132,900)

Balance at October 31, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,172,756)	$(174,177)

Net Loss for the period	—	—	—	—	—	—	(8,962)	(8,962)

Balance at January 31, 2023	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,181,718)	$(183,139)

NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

Balance at April 30, 2021	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss for the period	—	—	—	—	—	—	(40,940)	(40,940)

Balance at January 31, 2022	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,131,479)	$(132,900)

Balance at April 30, 2022	—	$—	7,234,474	$764	$5,050,769	$(52,954)	$(5,146,534)	$(147,955)

Net loss for the period	—	—	—	—	—	—	(35,184)	(35,184)

Balance at January 31, 2023	—	$—	7,642,211	$764	$5,050,769	$(52,954)	$(5,181,718)	$(183,139)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2023	2022

Cash Flows from Operating Activities:
Net Loss	$(35,184)	$(40,940)

Adjustments to reconcile net loss to net cash used in operating activities:	—	—

Changes in operating assets and liabilities:
Accounts payable	(8,314)	1,300

Net Cash Used In Operating Activities	(43,498)	(39,640)

Cash Flows From Financing Activities:
Proceeds from loans - related parties	38,800	44,549

Net Cash Provided by Financing Activities	38,800	44,549

Net Change in Cash:	(4,698)	4,909

Cash and cash equivalents, beginning of period	5,161	342

Cash and cash equivalents, end of period	$463	$5,251

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$—	$—

Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

PREVENTION INSURANCE.COM NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2023 (UNAUDITED)

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of January 31, 2023 and for the related periods presented, have been included. The results for the three and nine months period ended January 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended April 30, 2022 and 2021 included in our Form 10-K filed with the Securities and Exchange Commission on September 16, 2022.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of January 31, 2023 and April 30, 2022, our cash balances were $463 and $5,161 respectively.

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

During the nine months ended January 31, 2023 and January 31, 2022, the Company did not recognize any revenue.

Stock-Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive. No potential dilutive securities were issued and outstanding during the nine months ended January 31, 2023 and January 31, 2022.

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

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended January 31, 2023, the Company reported a net loss of $35,184, and an accumulated deficit of $5,181,718 as of January 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. In the interim, the Company intends to rely upon continued advances from the Company’s majority shareholder and affiliates to funds its working capital needs. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the majority shareholder and affiliates will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of January 31, 2023, it was determined that the historic cost of the marketable security equated to its fair market value as ACG has not commenced trading activities as yet.

NOTE 4. DUE TO RELATED PARTIES

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

During the nine months ended January 31, 2023, we received $38,800 from Apple iSports.

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

As of January 31, 2023, the Company owed a total of $161,102 to related party companies: $69,208 to Apple iSports, $70,344 to Copper Hill and $21,550 to Mt. Wills.

NOTE 5. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended January 31, 2023 or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

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

No shares of preferred stock were issued or outstanding during the nine months ended January 31, 2023 and 2022.

Common Stock

As of January 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares.

During the nine months ended January 31, 2023 and 2022, no shares of common stock were issued.

As of January 31, 2023 and April 30, 2022, 7,642,211 shares of common stock were issued and 7,642,210 shares were outstanding, respectively.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 7. SUBSEQUENT EVENTS

We evaluated subsequent events after January 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required accept as described below.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $463 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three and nine months ended January 31, 2023 and 2022. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2023 and 2022

During the three months ended January 31, 2023 and 2022, the Company incurred a net loss of $8,962 and $8,615, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $347 increase in general and administrative expenses between the two periods was due to increases of $1,000 in consulting fees, $250 in accounting fees, $200 in audit fees, $50 in bank charges and $49 in share transfer agent fees which  were partially offset by a  decrease of $1,202 in legal incurred in the three months ended January 31, 2023 as compared to the three months ended January 31, 2022.

For the nine months ended January 31, 2023 and 2022

During the nine months ended January 31, 2023 and 2022, the Company incurred a net loss of $35,184 and $40,940, respectively, comprised solely of general and administrative expenses, including consulting fees to implement our business plan, accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-K, Form 10-Q and other reporting requirements.

The $5,756 decrease in general and administrative expenses between the two periods was principally due to decreases of $5,750 in accounting fees, $4,500 in audit fees, $4,053 in legal fees, $2,339 in SEC filing fees and $54 in stock transfer agent fess which were partially offset by increases of $9,000 increase in consulting fees, $1,845 in tax return preparation fees and $95 in bank charges incurred in the nine months ended January 31, 2023 as compared to the nine months ended January 31, 2022.

Liquidity and Capital Resources

As of January 31, 2023, the Company had current assets of $463 consisting of all cash. This compares with current assets of $5,161 consisting of all cash as of April 30, 2022. The Company’s current liabilities as of January 31, 2023 totaled $183,702: $22,600 relating to accounts payable and accrued liabilities and $161,102 due to related parties. This compares with current liabilities of $153,216 as of April 30, 2022, comprised of $30,914 of accounts payable and accrued liabilities and $122,302 due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2023 and 2022:

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022
Net Cash Used in Operating Activities	$(43,498)	$(39,640)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	38,800	44,549
Net Change in Cash	$(4,698)	$4,909

Operating Activities

During the nine months ended January 31, 2023, the Company incurred a net loss of $35,184 which, after adjusting for a decrease in accounts payable of $8,314, resulted in net cash of $43,498 being used in operating activities during the period. By comparison, during the nine months ended January 31, 2022, the Company incurred a net loss of $40,940 which, after adjusting for an increase in accounts payable of $1,300, resulted in net cash of $39,640 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended January 31, 2023 and 2022.

Financing Activities

During the nine months ended January 31, 2023, the Company received $38,800 from financing activities by way of a loan from related parties. By comparison, during the nine months ended January 31, 2022, we received $44,549 from financing activities by way of a loan from related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: March 22, 2023	/s/ Marino Sussich
Marino Sussich Chief Executive Officer

