Form 10-KT
period 2022-12-31
PREVENTION INSURANCE COM
filed 2023-04-17
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

  ☒     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2022 to December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the Issuer’s most recently completed second fiscal quarter, June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,179,658.

As of April 14, 2023, there were 202,704,211 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Item 1. Business.

Recent Events/Change in Fiscal Year End

As previously reported, effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the shareholders of AiS pursuant to which AiS became a wholly owned subsidiary of the Company. Please refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 24, 2023. As a result of the AiS transaction, we are no longer a shell company as defined under federal securities laws.

In connection with the AiS transaction, effective March 23, 2023, the Company changed its year end from April 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2022. References to any of our previous fiscal years mean the fiscal years ending on April 30th.

Except as otherwise noted, the contents of this Form 10-KT speaks to the Company as of December 31, 2022. It is not representative of the Company as of the date this report is filed.

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

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, the Company qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

As of December 31, 2022, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Corporate Information

Our current administrative office is located at: 552 Lonsdale Street, Level 7, Melbourne, Australia 3200.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of December 31, 2022, we had an accumulated deficit of $5,180,435. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the eight months ended December 31, 2022, and the years ended April 30, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of December 31, 2022, the Company is indebted to certain affiliates in the amount of $161,102. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Affiliates of our director beneficially owned approximately 66% of our outstanding common stock. The interests of our director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of December 31, 2022, we had 7,642,211 shares of our common stock issued and 7,642,210 shares outstanding. We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Quarterly Period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$1.10	$1.10
Second Quarter	$1.10	$0.60
Third Quarter	$1.50	$0.60
Fourth Quarter	$1.50	$0.51

Fiscal year ended December 31, 2022:
First Quarter	$5.70	$0.51
Second Quarter	$4.00	$2.26
Third Quarter	$4.04	$2.26
Fourth Quarter	$2.26	$2.26

Fiscal year ended December 31, 2023:
First Quarter	$3.00	$2.00

The OTC-Pink is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company,” (as of December 31, 2022) as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 500,000,000 shares of Common Stock. As of December 31, 2022, there were 512 holders of record of the Common Stock.

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

Item 6. [Reserved]

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

Plan of Operations

As of December 31, 2022, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Recent Events/Change in Fiscal Year End

As previously reported, effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the shareholders of AiS pursuant to which AiS became a wholly owned subsidiary of the Company. Please refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 24, 2023. As a result of the AiS transaction, we are no longer a shell company as defined under federal securities laws.

In connection with the AiS transaction, effective March 23, 2023, the Company changed its year end from April 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2022. References to any of our previous fiscal years mean the fiscal years ending on April 30th.

Results of Operations

The Company has not conducted any active operations since October 31, 2008. No revenue has been generated by the Company for the eight months ended December 31, 2022 and 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the eight months ended December 31, 2022, the Company had a net loss of $33,901 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q and other filings with the Securities and Exchange Commission.

 For the eight months ended December 31, 2021 the Company had a net loss of $39,777 which comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

The $5,876 decrease in net loss for the current eight month period was due to decreased legal, accounting and audit fees in connection with the Company’s filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of December 31, 2022, the Company had assets of $3,096 in respect of cash and an equity investment. The Company’s current liabilities as of December 31, 2022 totaled $184,952, comprising $23,850 in accounts payable and accrued liabilities, and $161,102 in advances from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the eight month periods ended December 31, 2022 and 2021:

	Eight Months Ended December 31, 20222	Eight Months Ended December 31, 2021 (unaudited)

Net Cash Used in Operating Activities	$(40,965)	$(39,628)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$38,880	$44,550
Net Change in Cash and Cash Equivalents	$(2,165)	$4,922

Operating Activities

During the eight month period ended December 31, 2022,  the Company incurred a net loss of $33,901 which, after adjusting for accounts payable and accrued liabilities of ($7,064) and related party loans of $38,800, resulted in net cash of ($2,165) being used in operating activities during the period. By comparison, during the eight month period ended December 31, 2021, the Company incurred a net loss of $39,777 which, after adjusting for accounts payable and accrued liabilities of $149, and related party loans of $44,550 resulted in net cash of $4,922 being used in operating activities during the period.

Investing Activities

During the eight month period ended December 31, 2022 and 2021, the Company had no cash flows from investing activities.

Financing Activities

During the eight month period ended December 31, 2022, the Company received $38,800 in advances from the Company’s then majority shareholder.  By comparison, during the eight month period ended December 31, 2021, the Company received $44,550 in advances from the Company’s then majority shareholder.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 1 – Summary of Significant Accounting Policies and Basis of Presentation of the accompanying consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

PREVENTION INSURANCE.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prevention Insurance.Com

Melbourne, Australia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prevention Insurance.com (the Company) as of December 31, 2022, April 30, 2022 and April 30, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the eight month period ended December 31, 2022 and for the years April 30, 2022 and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2022, April 30, 2022 and April 30, 2021, and the results of its operations and its cash flows for the eight month period ended December 31, 2022 and the years April 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has negative working capital which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 17, 2023

PREVENTION INSURANCE.COM
CONSOLIDATED BALANCE SHEETS

	December 31,	April 30,	April 30,
	2022	2022	2021

ASSETS

Current Assets
Cash	$2,996	$5,161	$342

Total Current Assets	2,996	5,161	342

Other Assets
Marketable security	100	100	100

Total Assets	$3,096	$5,261	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$23,850	$30,914	$28,650
Due to related parties	161,102	122,302	63,752

Total Current Liabilities	184,952	153,216	92,402

Total Liabilities	184,952	153,216	92,402

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 50,000,000, 10,000,000 10,000,000 shares authorized, respectively, none issued	—	—	—
Common Stock, $0.0001 par value, 500,000,000, 200,000,000 and 200,000,000 shares authorized, respectively, 7,642,211 shares issued and 7,642,210 shares outstanding	764	764	764
Additional paid in capital	5,050,769	5,050,769	5,050,769
Treasury stock, 1 share, at cost	(52,954)	(52,954)	(52,954)
Accumulated deficit	(5,180,435)	(5,146,534)	(5,090,539)

Total Stockholders' Deficit	(181,856)	(147,955)	(91,960)

Total Liabilities and Stockholders' Deficit	$3,096	5,261	$442

See accompanying notes to these consolidated audited financial statements.

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Eight Months Ended	For the Twelve Months Ended
	December 31,	April 30,
	2022	2022	2021

REVENUE	$—	$—	$—

General and administrative expenses	33,901	55,995	41,561

OPERATING LOSS	(33,901)	(55,995)	(41,561)

NET LOSS	$(33,901)	$(55,995)	$(41,561)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210	7,584,587

See accompanying notes to these consolidated audited financial statements.

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2021 AND 2022 AND THE EIGHT MONTHS ENDED DECEMBER 31, 2022

					Additional
	Preferred Stock		Common Shares		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at April 30, 2020	—	$—	7,232,474	$723	$5,020,835	$(52,954)	$(5,048,978)	$(80,374)

Issuance of common stock for cash - related party	—	—	407,737	41	29,934	—	—	29,975

Net loss	—	—	—	—	—	—	(41,561)	(41,561)

Balance at April 30, 2021	—	$—	7,640,211	$764	$5,050,769	$(52,954)	$(5,090,539)	$(91,960)

Net loss	—	—	—	—	—	—	(55,995)	(55,995)

Balance at April 30, 2022	—	$—	7,640,211	$764	$5,050,769	$(52,954)	$(5,146,534)	$(147,955)

Net loss	—	—	—	—	—	—	(33,901)	(33,901)

Balance at December 31, 2022	—	$—	7,640,211	$764	$5,050,769	$(52,954)	$(5,180,435)	$(181,856)

See accompanying notes to these consolidated audited financial statements.

PREVENTION INSURANCE.COM
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Eight Months Ended	For the Year Ended
	December 31,	April 30,
	2022	2022	2021

Cash Flows from Operating Activities:
Net Loss	$(33,901)	$(55,995)	$(41,561)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,064)	2,264	(8,051)

Net Cash Used In Operating Activities	(40,965)	(53,731)	(49,612)

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	—	—	(16)
Proceeds from loans - related parties	38,800	58,550	19,995
Common shares issued for cash - related party	—	—	29,975

Net Cash Provided by Financing Activities	38,800	58,550	49,954

Net Change in Cash:	(2,165)	4,819	342

Cash and cash equivalents, beginning of period	5,161	342	—

Cash and cash equivalents, end of period	$2,996	$5,161	$342

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to these consolidated audited financial statements.

PREVENTION INSURANCE.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Prevention Insurance.Com (the” Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com.

The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. As discussed further below, effective March 23, 2023, the Company has acquired a multi-faceted sport betting platform through a Stock Exchange Agreement.

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

As further discussed in Note 8 Subsequent Events below, effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the shareholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS shareholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS (“Stock Exchange”).

In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied.

In connection with the Stock Exchange Agreement described above, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2022, April 30, 2022 and April 30, 2021, our cash balances were $2,996, $5,161 and $342, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

During the eight months ended December 31, 2022 and the years ended April 30, 2022 and 2021, the Company did not recognize any revenue.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the eight months ended December 31, 2022 nor the years ended April 30, 2022 and 2021.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted earnings per share is not presented when their effect is anti-dilutive.  No potential dilutive securities were issued and outstanding during the eight months ended December 31, 2022 or the years ended April 30, 2022 or 2021.

Recently Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the eight months ended December 31, 2022, the Company reported a net loss of $33,901, negative working capital of $181,956 and an accumulated deficit of $5,180,435 as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. As further discussed in Note 8 Subsequent Events below, pursuant to the Stock Exchange Agreement, the Company acquired the business of AiS which has developed and continues to develop a multi-faceted sport betting platform. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of debt and, or, equity to fund the continued development of its multi-faceted sport betting platform and ultimately achieve profitable operations. The Company intends to rely upon continued advances from the Company’s majority shareholder to fund its working capital needs. No assurances can be given that the majority shareholder will continue to fund the Company’s working capital needs or that the Company will be successful in developing its multi-faceted sport betting platform and ultimately achieving profitable operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. MARKETABLE SECURITY

On August 26, 2019, the Company acquired 33.33% of the issued and outstanding common shares of Australian Gold Commodities Ltd (“ACG”), an Australian company, for $100. At the time, the remaining 66.67% of the issued and outstanding common shares of ACG were beneficially owned by our principal shareholder, Copper Hill Assets, Inc., a British Virgin Island Company (“Copper Hill”). Mr. Anthony Lococo, our former sole director, was appointed as a director of ACG. ACG had not commenced operations as of December 31, 2022.

Effective June 30, 2020, ACG completed a fund raising after which the Company’s ownership interest was diluted to less than 1%.

As of December 31, 2022, April 30, 2022 and April 30, 2021, it was determined that the historic cost of the marketable security equated to its fair market value.

NOTE 4. ADVANCES DUE TO RELATED PARTIES

As of April 30, 2020, balances totaling $43,757 were owed to related party companies: $13,349 to Copper Hill and $30,408 to AiS.

Mr. Sussich, our current director, is a controlling party of Copper Hill.

During the year ended April 30, 2021, the Company received a further advance of $19,995 from Copper Hill to fund its working capital requirements.

As of April 30, 2021, the Company owed a total of $63,752 to related party companies: $30,408 to AiS and $33,344 to Copper Hill.

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

As of April 30, 2022, the Company owed a total of $122,302 to related party companies: $30,408 to AiS, $70,344 to Copper Hill and $21,550 to Mt. Wills.

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties. Mr. Lococo, the Company’s former sole officer and director, is the control person of the Fund.

On July 27, 2020, the Fund paid the Company the sum of $15,000 to acquire 207,000 shares of common stock of the Company pursuant to a subscription agreement between the parties.

During the eight months ended December 31, 2022, the Company received a further advance of $38,800 from AiS to fund its working capital requirements.

As of December 31, 2022, the Company owed a total of $161,102 to related party companies: $69,208 to AiS, $70,344 to Copper Hill and $21,550 to Mt. Wills.

These advances were made to the Company to meet its working capital requirements and are unsecured, interest free and due on demand.

NOTE 5. INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s U.S. Federal income tax rate is 21%.

Deferred tax assets and valuation allowance at December 31, 2022, April 30, 2022 and 2021:

	As of December 31,	As of April 30,
	2022	2022	2021

Net loss carry forward	$360,079	$352,960	$341,040
Valuation allowance	(360,079)	(352,960)	(341,040)
Total	$—	$—	$—

No provision for income taxes has been made during the eight months ended December 31, 2022 or the years ended April 30, 2022 and 2021, as the Company incurred tax losses in all periods. As of December 31, 2022, the Company had operating loss carry-forwards (“NOLs”) of approximately $1,715,000. The utilization of these NOLs is limited due to the changes in control of the Company that took place in the years ended April 30, 2008, 2016 and 2019 in accordance with the provisions under Internal Revenue Code Section 381.  The NOLs incurred prior to December 31, 2017 expire, if not utilized, in the years through 2037. However, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the amount using the statutory U.S. Federal income tax rate of 21% for the eight months ended December 31, 2022 and the years ended April 30, 2022 and 2021 as follows:

	Eight Months Ended December 31,	Year Ended April 30,
	2022	2022	2021

Benefit at U.S. Federal income tax rate	$7,119	$11,759	$8,728
Increase in valuation allowance	(7,119)	(11,759)	(8,728)
Total	$—	$—	$—

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2022, April 30, 2022 and April 30, 2021, the Company was authorized to issue 50,000,000, 10,000,000 and 10,000,000 shares of preferred stock, respectively, with a par value of $0.0001.

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

No shares of preferred stock were issued or outstanding during the eight months ended December 31, 2022 or the years ended April 30, 2022 and 2021.

Common Stock

As of December 31, 2022, April 30, 2022 and April 30, 2021, the Company was authorized to issue 500,000,000, 200,000,000 and 200,000,000 shares of common stock, respectively, with a par value of $0.0001.

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares.

As of December 31, 2022, April 30, 2022 and April 30, 2021, 7,642,211 shares of common stock were issued, and 7,642,210 shares of common stock were outstanding.

No shares of common stock were issued during the eight months ended December 31, 2022 or the year ended April 30, 2022.

During the year ended April 30, 2021, the Company made the following sales of common stock for cash:

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties. Mr. Anthony Lococo, the Company’s former sole officer and director, is the control person of the Fund.

On July 27, 2020, the Fund paid the Company the sum of $15,000 to acquire 207,000 shares of common stock of the Company pursuant to a subscription agreement between the parties.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 7. TRANSITION PERIOD COMPARATIVE DATA

I Consolidated Statements of Operations

	For the Eight Months Ended
	December 31,
	2022	2021
		(unaudited)

REVENUE	$—	$—

General and administrative expenses	33,901	39,777

OPERATING LOSS	(33,901)	(39,777)

NET LOSS	$(33,901)	$(39,777)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	7,642,210	7,642,210

II Consolidated Statements Of Cash Flows

	For the Eight Months Ended
	December 31,
	2022	2021
		(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(33,901)	$(39,777)

Adjustments to reconcile net loss to net cash used in operating activities:	—	—

Changes in operating assets and liabilities:
Accounts payable	(7,064)	149

Net Cash Used In Operating Activities	(40,965)	(39,628)

Cash Flows From Financing Activities:
Proceeds from loans - related parties	38,800	44,550

Net Cash Provided by Financing Activities	38,800	44,550

Net Change in Cash:	(2,165)	4,922

Cash and cash equivalents, beginning of period	5,161	342

Cash and cash equivalents, end of period	$5,161	$5,264

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$—	$—

Interest paid	$—	$—

NOTE 8. SUBSEQUENT EVENTS

Initial accounting for the business combination is incomplete at the date of the issuance of these financial statements and consequently certain financial disclosures required under ASC 805-10-50-2, 805-20-50-1 and 805-30-50-1 are not available at this time.

The Company evaluated subsequent events after December 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as set out below:

Effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the shareholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS shareholders 195,062,000 shares of its common stock, par value $0.001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS (“Stock Exchange”). In addition, 31,000 AiS stock purchase warrants held by two AiS shareholders were cancelled and re-issued as Company stock purchase warrants.  The Stock Exchange Agreement was approved by the Board of Directors of both corporations. As a result of the Stock Exchange, Mr. Marino Sussich, currently the Company’s sole officer and director and largest shareholder (through an affiliate entity), remains a director and controlling shareholder (through affiliate entities) of the Company, owning a total of 130,733,809 shares of common stock (or approximately 65% of the total issued and outstanding shares). At closing, (i) the following officers and directors were appointed; Mr. Joe Martinez was appointed Chief Executive Officer and Chairman of the Board of Directors, Mr. Jeremy Samuel was appointed President and a director, Mr. Lee Saltzer was appointed Chief Operating Officer, and Mr. Rishi Kher was appointed Chief Financial Officer, and (ii) thereafter, Mr. Sussich resigned as the sole officer of the Company but remains as a director.

Immediately prior to the closing of the Stock Exchange Agreement, the Company had 7,640,211 shares of its common stock, $0.0001 par value, and no shares of preferred stock $0.0001 par value, issued and outstanding. Immediately after the closing of the Stock Exchange Agreement, the Company had 202,704,211 shares of its common stock, $0.0001 par value, issued and outstanding, 31,000 stock purchase warrants outstanding, and no shares of preferred stock $0.0001 par value, issued and outstanding.

Pursuant to the Stock Exchange Agreement, the Company acquired the business of AiS, which has developed and continues to develop a multi-faceted sport betting platform. As a result, we have ceased being a “shell company.”

The transaction was accounted for under the business combination under common control of accounting. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Stock Exchange will be those of AiS and the Company combined and will be recorded at the historical cost basis and the consolidated financial statements after completion of the transaction will include the combined assets and liabilities of AiS and the Company from the closing date of the transaction.

As a result of the issuance of the shares of our common stock pursuant to the Stock Exchange Agreement, a change in control of the Company occurred as of the date of consummation of the Stock Exchange Agreement.

In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement.

On or about March 30, 2023, one of our shareholders, owning 123,970,000 shares of common stock, or approximately 66% of the total outstanding shares, approved an amendment to our articles of incorporation to amend our Articles of Incorporation to change our corporate name from Prevention Insurance.com to Apple iSports Group, Inc. (the "Charter Amendment").

The Charter Amendment was approved by the Company’s Board of Directors on March 30, 2023. The Charter Amendment will be filed with the Secretary of State of the State of Nevada at least 20 days after the date of the mailing of the Definitive  Information Statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the eighth month period ended December 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of sole executive officers and directors as of the filing date of this Report. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Joe Martinez	70	Chairman and Chief Executive Officer
Jeremy Samuel	53	President and Director
Lee Saltzer	40	Chief Operating Officer
Rishi Kher	31	Chief Financial Officer
Marino Sussich	62	Director (Former sole officer)

Joe Martinez. Mr. Martinez became Chairman and Chief Executive Officer of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He became Chairman and Chief Executive Officer of AiS on August 15, 2022. Mr. Martinez has a strong background as a financial and operating executive. From January 2022, he has been the chief revenue officer of Seaport Technologies, San Diego, California. In addition, Mr. Martinez is the founder and managing partner of Core Venture Partners, LLC, a merchant banking firm founded in 1998 which provides management consulting and financial advisory services to early stage, middle-market public and private companies. Mr. Martinez has an MBA in Finance from the University of Denver.

Jeremey Samuel. Mr. Samuel became the President of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed President and Chief Executive Officer of AiS in October 2021. He resigned as Chief Executive Officer on August 15, 2022 coincident with the appointment of Mr. Martinez. From August 2005 to present, he has been the principal of Clarity Growth Solutions, a consulting firm providing digital, marketing and technology strategies to various clients in greater Melbourne, Australia.

Lee Saltzer. Mr. Saltzer became the Chief Operating Officer of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed Chief Operating Officer of AiS in February 2023. Mr Saltzer has over 20 years industry experience, having worked for some of the most successful online wagering companies in Australia in operational, managerial and executive roles, including as head of racing operations and head of trading operations. He brings deep experience in technical, operational, regulatory and marketing aspects of online wagering.

Rishi Kher. Mr. Kher became the Chief Financial Officer of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed Chief Financial Officer of AiS in November 2021. Mr. Kher was a certified public accountant with Ernst & Young Australia from 2009 to 2016. Since that time, he has acted as a director and CFO, on a consulting basis, for several technology and manufacturing start-ups.

Marino Sussich. Mr. Sussich was appointed sole officer and director of the Company on November 16, 2022. He resigned in his officer capacities on the closing date of the Stock Exchange Agreement on March 23, 2023, however, he remains a director of the Company. He was the founder of AiS. Mr. Sussich is a serial entrepreneur and has provided various consulting services to small and medium sized companies.

Family Relationship

There is no family relationship among the directors and officers of the Company.

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

During the this fiscal year, the Section 16 Reporting were not complied with by the Company’s officers, directors and greater than 10% shareholders. Compliance by such parties will be accomplished as soon as possible.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended December 31, 2022 and 2021 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option Awards	All Other Compensation	Total
Anthony Lococo, Former President	2022	None	None	None	None	None	None
CEO and Director(1)	2021	None	None	None	None	None	None
Marino Sussich President, CEO and Director(1)	2022	None	None	None	None	None	None

(1). Mr. Sussich was appointed the sole officer and director of the Company on November 16, 2022 when Mr. Lococo resigned in all officer and director capacities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the filing date of this Report and gives effect to the Stock Exchange by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 202,704,211 shares of common stock outstanding as of the date of this filing. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Joe Martinez - Chief Executive Officer and Chairman	0	0
Jeremy Samuel – President and Director	0	0
Rishi Kher – Chief Financial Officer	0	0
Lee Saltzer – Chief Operations Officer	57,140	<1%
Marino Sussich(1)	130,733,809	66%
All officers and directors as a group (5 individuals)		66%

Greater than 5% Shareholders
Cres Pty Ltd atf Cres Discretionary Trust No. 2(1)	123,970,000	66%

(1) Share amount represent 123,970,000 shares of common stock held by Cres Pty Ltd atf Cres Discretionary Trust No. 2, an Australian trust, 6,563,809 shares of common stock held by Copper Hill Assets Inc., a British Virgin Island company and 200,000 shares held by Apple iSports Investment Group Pty Ltd., an Australian company. Mr. Sussich is the controlling party of each the three named entities. His address is the address of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of April 30, 2020, balances totaling $43,757 were owed to related party companies: $13,349 to Copper Hill and $30,408 to AiS.

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

During the eight months ended December 31, 2022, the Company received a further advance of $38,800 from AiS to fund its working capital requirements.

As of December 31, 2022, the Company owed a total of $161,102 to related party companies: $69,208 to AiS, $70,344 to Copper Hill and $21,550 to Mt. Wills.

On May 5, 2020, Locman Superannuation Fund (“Fund”) paid the Company the sum of $14,975 to acquire 200,737 shares of common stock of the Company pursuant to a subscription agreement between the parties. Mr. Lococo, the Company’s former sole officer and director, is the control person of the Fund.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years (ended April 30, 2022 and 2021) for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2022	$18,000	Pinnacle Accountancy Group of Utah
2021	$11,900	Pinnacle Accountancy Group of Utah

Audit fees billed for the eight month period ended December 31, 2022 are:

2022	$11,500	Pinnacle Accountancy Group of Utah

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
2.1(i)	Stock Exchange Agreement by and among the Company, Apple iSports, Inc. and the shareholders of Apple iSports, Inc.(8)
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)
3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018(3)
3.1(iv)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on May 5, 2022 (7)
3.1(v)	Certificate of Incorporation of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019.(8)
3.1(vi)	Certificate of Amendment of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019.(8)
3.1(vii)	Certificate of Registration of Apple iSports Australia Pty. Ltd filed Australian Securities and Investments Commission on November 21, 2021.(8)
3.2	Bylaws (1)
10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)
10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)
10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)
10.4	Letter Agreement by and between Joe Martinez and Apple iSports, Inc. dated August 22, 2022(8)
10.5	Contractor Agreement by and between WI John Galt Pty Ltd (Jeremy Samuel) and Apple iSports Australia Pty Ltd. dated December 1, 2021(8)
10.6	Engagement Letter by and between XB4 and Apple iSports Australia Pty Ltd. dated November 30, 2021(8)
10.7	Employment Agreement by and between Lee Saltzer and Apple iSports Australia Pty Ltd. dated December 6, 2021(8)
10.8	Services Agreement by and between Sports Radar AG and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information](8)
10.9	Software License Agreement by and between Scout Ltd. and Apple iSports, Inc. dated October 5, 2022 [Exhibit Contains Redacted Information](8)
10.10	Racelab Product and Services Agreement by and between RACELAB Pty Ltd and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information](8)
10.11	Para-Mutual Services Agreement by and between Las Vegas Dissemination Inc. and Apple iSports, Inc. dated August 4, 2022 [Exhibit Contains Redacted Information](8)
10.12	Letter Agreement by and between Sports Entertainment Network Pty Ltd and and Apple iSports Australia Pty Ltd dated March 20, 2023 [Exhibit Contains Redacted Information](8)
10.13	Unbeaten Channel Agreement by and between DSI by Inverleigh Pty Ltd and Apple iSports Australia Pty Ltd dated March 24, 2023 [Exhibit Contains Redacted Information](8)
21.1	Subsidiaries*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
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
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference
*	Filed herewith.

Item 16. Form 10-KT Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

/s/ Joe Martinez	Date: April 17, 2023
Joe Martinez
Chief Executive Officer and Chairman

/s/ Rishi Kher	Date: April 17, 2023
Rishi Kher
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe Martinez	Date: April 17, 2023
Joe Martinez
Chief Executive Officer and Chairman

/s/ Jeremy Samuel	Date: April 17, 2023
Jeremy Samuel
President and Director

/s/ Marino Sussich	Date: April 17, 2023
Marino Sussich
Director

