Form 10-Q
period 2023-03-31
PREVENTION INSURANCE COM
filed 2023-07-14
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

PREVENTION INSURANCE.COM
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

L7, 552 Lonsdale St, Melbourne, Australia	3200
(Address of Principal Executive Offices)	(Zip Code)

+61 8 8981 4037

(Registrant’s telephone number, including area code)

n/a	n/a

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

As of July 12, 2023, there were 202,704,211 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

3

PREVENTION INSURANCE.COM

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,015	$19,857
Goods and service tax receivable	18,836	14,120
Marketable security	100	100
Prepaid expenses	-	-
Intangible assets, net	6,717	6,766
TOTAL ASSETS	$73,668	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,827	$320,245
Due to related party	4,699	3,992
Loans payable - related parties	1,569,813	1,310,873
Accrued interest - related parties	25,580	16,248
Accrued payroll	273,402	31,249
TOTAL CURRENT LIABILITIES	2,047,321	1,682,607

TOTAL LIABILITIES	$2,047,321	$1,682,607

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 500,000,000 shares authorized, 202,704,210 issued and outstanding as of March 31, 2023 and December 31, 2022	$20,270	$20,270
Additional paid-in capital	5,123,253	5,123,253
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	41,165	26,958
Accumulated deficit	(7,105,387)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(1,973,653)	(1,641,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,668	$40,843

See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023	2022
Net revenues	$-	$-

Operating expenses:
Marketing and sales	15,031	-
Foreign exchange loss (gain)	3,715	(300)
Rent	-	13,202
Dues and subscriptions	1,246	780
Salaries and wages	43,102	28,411
Bank service fees	439	116
Consulting fees	54,882	36,565
Professional fees	68,847	15,635
Travel, meals and entertainment	474	929
Licensing and regulatory fees	10,899	590
Office	8,688	5,503
Related party expenses - officers & directors compensation	129,000	59,896
Total operating expenses	336,324	161,328

Loss from operations	(336,324)	(161,328)

Other expenses
Interest expense	9,772	837
Total other expenses	9,772	837

Operating loss before income taxes	(346,096)	(162,165)

Provision for income taxes	-	-

Net loss	$(346,096)	$(162,165)

Foregin currency translation adjustment - Inocme (loss)	14,206	(6,640)
Comprehensive Loss	$(331,889)	$(168,805)

Net (loss) income per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	202,704,210	207,642,210

 See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2022	202,704,210	$20,270	$5,123,253	$(52,954)	$26,958	$(6,759,290)	$(1,641,764)

Other comprehensive income	-	-	-		14,206	-	14,206
Net loss for period	-	-	-		-	(346,096)	(346,096)

Balance March 31, 2023	202,704,210	$20,270	$5,123,253	$(52,954)	$41,164	$(7,105,386)	$(1,973,653)

	Common		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2021	207,642,210	$20,764	$5,060,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive income (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

 See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346,096)	$(162,165)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	3,715	(300)

Change in operating assets and liabilities:
Goods and services tax receivable	(4,716)	756
Prepaid expenses	-	13,442
Accounts payable and accrued expenses	(146,418)	(6,341)
Accrued interest	9,332	845
Accrued payroll	242,153	13,261
Net cash used in operating activities	$(272,030)	$(167,386)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related party	707	-
Proceeds from loan payable from related party	258,940	171,121
Net cash provided by financing activities	$259,647	$171,121

Effect of changes in exchange rates on cash and cash equivalents	10,541	(4,338)

NET INCREASE (DECREASE) IN CASH	28,158	(603)

CASH AND CASH EQUIVALENTS at beginning of year	19,857	13,664
CASH AND CASH EQUIVALENTS at end of year	$48,015	$13,061

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Prevention Insurance.Com (the” Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com. Effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS (“Stock Exchange”). In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement. For financial reporting purpose, the transaction is considered a combination of businesses under common control as the Company and AiD were common control, the Company retroactively combined the results of operations and related assets and liabilities of the Company and Ais for all periods.

AiS, formed on May 29, 2019 in the State of Delaware, and has been engaged in the development of an online sports engagement portal that will include, racing and sports betting, fantasy sports and sports content.   On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary.

Paramount Capital Inc, formed on September 19, 2019, in the State of Wyoming with the plan of being a banking arm of the Company.  It is a wholly-owned subsidiary and since inception it has had limited operating activity.

Note 2. Going Concern

The Company’s condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has a net loss and negative cash flow from operations for the three months ended March 31, 2023. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiary, AiS, AIS Australia and Paramount Capital Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Currency Transactions and Translation

The Company’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned subsidiary, AIS Australia’s functional currency in which it operates is Australian Dollars (“AUD”).

For the purpose of presenting these consolidated financial statements the reporting currency is US$. AIS Australia’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, income and expense items are translated at the average exchange rate during the period The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the condensed consolidated statement of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	0.6766	0.6947
March 31, 2023	0.6947	0.7369
March 31, 2022	0.7503	0.7369

Fair Values of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments, such as accounts payable and accrued expenses, approximated their fair values due to the short-term nature of these instruments. As of the balance sheet date, the estimated fair value of the loan payable – related parties, and due to related party, approximated their fair values due to the short-term nature of these instruments. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Comprehensive income (loss)

The Company follows ASC 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company does not have any common stock equivalents, such as stock options and warrants, the amounts reported for basic and diluted net loss per share were the same.

Revenue Recognition

The Company adopted FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective May 29, 2019.  The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods or services to the Company's customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates

Risks and uncertainties

Credit risk

Australian bank accounts are insured with deposit protection up to 250,000 AUD.  US bank accounts are insured with deposit protection up to $250,000.  As of March 31, 2023 and December 31, 2022 the Company’s cash accounts did not exceed these insurance thresholds and thus, the Company is not subject to credit risk regarding cash.

Note 4. Related Parties

Transactions

Related party payables

Related Party	Note	March 31, 2023	December 31, 2022
Cooper Hill Assets Inc	(a)	1,374	1,374
Due to officers and directors	(b)	3,325	2,618
		$4,699	$3,992

(a) represents advances made by an entity that is owned by the majority stockholder of the Company

(b) represents advances made by officers and directors of the Company

Related party loans

		March 31,	December 31,
Related Party	Note	2023	2022
Cres Discretionary Trust No. 2	(a)	$1,173,368	$912,189
Apple iSports Investment Group Pty	(b)	174,946	176,227
ABA Investment Group Pty Ltd	(c)	130,978	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$1,569,813	$1,310,873

		March 31,	December 31,
Related Party	Note	2023	2022
Cres Discretionary Trust No. 2	(a)	$17,738	$10,628
Apple iSports Investment Group Pty	(b)	4,182	2,909
ABA Investment Group Pty Ltd	(c)	3,660	2,710
Total accrued interest		$25,580	$16,248

a)

On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Lender Interest expense for the three months ended March 31, 2023, and 2022 was $17,738 and $837, respectively.

b)

On April 8, 2022 the Company’s whole owned subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender. Interest expense for the three months ended March 31, 2023, was $3,660.

c)

On April 8, 2022 the Company’s wholly-owned subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender 2. Interest expense for the three months ended March 31, 2023, was $4,182.

d)

On March 31, 2022, the Company entered into a loan agreement with Utti Pty Ltd (“Utti”). Utti is owned by the Company’s majority stockholder.   The loan is unsecured and has a 3% annual interest rate payable on demand.

e)

On March 31, 2022, the Company entered into a loan agreement with Mt. Wills Gold Mines Pty Ltd (“Mt. Wills”). Mt Wills is owned by the Company’s majority stockholder.  The loan is unsecured and has a 3% annual interest rate payable on demand.

Note 5. Stockholders Deficit

Preferred Stock

As of March 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended March 31, 2023 and 2022.

Common Stock

As of March 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On March 23, 2023, pursuant to the Stock Exchange Agreement with AiS the Company issued 195,062,000 shares of its common stock.  Along with the Stock Exchange Agreement the Company also reissued 31,000 stock purchase warrants that had been issued by AiS during the private placement offering.   During the three months ended March 2022, no shares of common stock were issued.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

Note 6. Income Taxes

The Company utilized the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.  If it is more likely than not that some portion or all a deferred tax asset will not be realized, a valuation allowance is recognized.

a.	United States (US)

The Company is subject to US tax laws at a tax rate of 21%.  The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%. No provision for US federal income taxes or State of Delaware income taxes has been made as the Company had no taxable income for the three months ended March 31, 2023 and 2022.

b.	Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia.   No provision for income tax has been made as the subsidiary had no taxable income for the three months ended March 31, 2023 and 2022.  The applicable statutory tax rate is 25%.

There is no income tax benefit for the losses for the three months ended March 31, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	Market acceptance of our products and services;

•	Competition from existing products or new products that may emerge;

•	The implementation of our business model and strategic plans for our business and our products;

•	Estimates of our future revenue, expenses, capital requirements and our need for financing;

•	Our financial performance;

•	Current and future government regulations regarding the sports betting industry;

•	Developments relating to our competitors; and

•	Other risks and uncertainties.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Our audited and unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On May 29, 2019, Apple iSports, Inc. (“AiS”) was incorporated in Delaware. On November 9, 2021, AiS formed Apple iSports Australia Pty. Ltd. (“AiS Australia”) as a wholly owned subsidiary.

AiS has been engaged in the development of a digital sports betting and gaming platform. Our platform, when complete, will provide users with sports content, daily sports betting and sport streaming solutions. Our aim is to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users can access our products via multiple devices including the web and mobile devices.

AiS is licensed in Australia via a provisional Northern Territory Online Bookmaking License which allows for racing, sports betting, and fantasy sports throughout Australia, which is one of the most mature legal betting markets in the world. In addition, we are licensed in North Dakota as an Advanced Deposit Wagering (ADW) provider, subject to completion of TRPB examination, which will allow us to provide pari-mutuel betting on racing in North Dakota and up to an additional 20 states that do not have specific regulations. NFL and other sports bets in the US are regulated separately from racing wagering and we will seek market access licenses for a number of states offering sports betting licenses over a 3-year time-line.

Our two primary markets are the US (in select states where we are licensed) and Australia. We will have separate websites for both markets, namely www.appleisports.com in the US and www.appleisports.com.au in Australia.

Since the inception of AiS, we have achieved the following milestones:

•	Since inception of AiS, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received $1,300,000 in private placement funding and received loans from related parties in excess of $800,000;
•	From December 2021 to May 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;
•	In February 2022, we launched a content-rich blog site on the appleisports.com domain and initiated search engine optimization activities to increase the search performance of our site on Google search;
•	In April 2022 we reached an agreement with a leading provider of Australian racing data and form information for use on our horse racing platform;

•	In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in third calendar quarter of 2023;
•	In June 2022, we submitted our application to the North Dakota Racing Commission for an Advanced Deposit Wagering (ADW) license, subject to approval of Thoroughbred Racing Protective Bureau. In parallel, we initiated a Thoroughbred Racing Protective Bureau (TRPB) examination process. The TRPB provides integrity reporting to regulators administering ADW licenses. We expect the TRPB examination to be completed in March 2023. Completion of the TRPB examination is required to receive a state issued ADW; and
•	In October 2022 we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion is August 2023 for launch in September 2023.

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under common control of accounting. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the stock exchange will be those of AiS and the Company combined and will be recorded at the historical cost basis and the consolidated financial statements after completion of the stock exchange will include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange. As a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

Our address is L7, 552 Lonsdale St, Melbourne, Victoria, Australia 3000 and our phone number is +61 8 8981 4037. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612. Our phone number in the U.S. is 949-247-4210.  In  addition, as mentioned, we have two web-sites (which do not form a part of this filings): www.appleisports.com in the US and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

RESULTS OF OPERATIONS

Apple iSports, Inc.’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned subsidiary, AIS Australia’s functional currency in which it operates is Australian Dollars (“AUD”).

For the purpose of presenting these consolidated financial statements the reporting currency is US$. AIS Australia’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, income and expense items are translated at the average exchange rate during the period The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the condensed consolidated statement of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	0.6766	0.6947
March 31, 2023	$0.6947	0.7369
March 31, 2022	0.7503	0.7369

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company had no revenues.

During the three months ended March 31, 2023 and 2022, the Company had total operating expenses of $336,324 and $161,328, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $129,000, bank service fees to third parties of $54,882 , professional fees of $68,847, salaries and wages of $43,102 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $59,896, consulting fees payable to third parties of $36,565, salaries and wages of $28,411 and other expenses. The 108% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended March 31, 2023 and 2022, we had $9,772 and $837 respectively in interest expense attributable to related party debt.

During the  three months ended March 31, 2023 and 2022, we had $346,096 and $162,165 respectively in net losses, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2023, the Company had current assets of $66,951 consisting of cash of $48,015, tax receivable of $18,836 and marketable securities of $100. This compares with current assets of $40,843 as of December 31, 2022, consisting of cash of $19,857, tax receivable of $14,120, and marketable securities of $100.

The Company’s current liabilities as of March 31, 2023 totaled $2,047,321, primarily consisting of $1,569,813 in loans payable to related parties, accrued interest to related parties of $25,580, amounts due to related parties of $94,699, and accrued payroll of $273,402 and accounts payable and accrued expenses  $173,827. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accrued interest expense to related parties of $16,248, advances to related partis of $3,992, accrued payroll of $31,249 and accounts payable and accrued expenses of $320,245. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(242,030)	$(161,214)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	259,647	171,121
Net Change in Cash	$28,158	$(603)

Operating Activities

During the three months ended March 31, 2023, the Company incurred a net loss of $346,096 which after adjusting for a decrease in accounts payable of $146,418, and increases goods and services tax receivable of $4,716, accrued interest of $9,332 and accrued payroll of $242,153 resulted in net cash of $(242,030) being used in operating activities during the period. By comparison, during the three months ended March 31, 2022, the Company incurred a net loss of $162,165 which after adjusting for an decreases in accounts payable of $6,341 and goods and services tax receivable of $756, and increases in prepaid expenses of $13,442, accrued interest of $845 and accrued payroll of $13,261, resulted in net cash of $(167,386) being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, the Company received $258,894 from financing activities by way of a loan from related parties. By comparison, during the three months ended March 31, 2022, we received $171,121 from financing activities by way of a loan from related parties and $707 in advances from related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PREVENTION INSURANCE.COM

Date: July __, 2023	/s/ Joe Martinez
Joe Martinez Chief Executive Officer

