Form 10-Q/A
period 2023-03-31
PREVENTION INSURANCE COM
filed 2023-07-18
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

FORM 10-Q/A

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

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

3

PREVENTION INSURANCE.COM

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,015	$19,857
Goods and service tax receivable	18,836	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	66,951	34,077
Intangible assets, net	6,717	6,766
TOTAL ASSETS	$73,668	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,827	$320,245
Due to related party	4,699	3,992
Loans payable - related parties	1,569,813	1,310,873
Accrued interest - related parties	25,580	16,248
Accrued payroll	273,402	31,249
TOTAL CURRENT LIABILITIES	2,047,321	1,682,607

TOTAL LIABILITIES	$2,047,321	$1,682,607

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 500,000,000 shares authorized, 202,704,210 issued and outstanding as of March 31, 2023 and December 31, 2022	$20,270	$20,270
Additional paid-in capital	5,123,253	5,123,253
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	41,165	26,958
Accumulated deficit	(7,105,387)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(1,973,653)	(1,641,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,668	$40,843

See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023	2022
Net revenues	$-	$-

Operating expenses:
Marketing and sales	15,031	-
Foreign exchange loss (gain)	3,715	(300)
Rent	-	13,202
Dues and subscriptions	1,246	780
Salaries and wages	43,102	28,411
Bank service fees	439	116
Consulting fees	54,882	36,565
Professional fees	68,847	15,635
Travel, meals and entertainment	474	929
Licensing and regulatory fees	10,899	590
Office	8,688	5,503
Related party expenses - officers & directors compensation	129,000	59,896
Total operating expenses	336,324	161,328

Loss from operations	(336,324)	(161,328)

Other expenses
Interest expense	9,772	837
Total other expenses	9,772	837

Operating loss before income taxes	(346,096)	(162,165)

Provision for income taxes	-	-

Net loss	$(346,096)	$(162,165)

Foreign currency translation adjustment - Income (loss)	14,206	(6,640)
Comprehensive Loss	$(331,889)	$(168,805)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	202,704,210	207,642,210

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

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346,096)	$(162,165)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	3,715	(300)

Change in operating assets and liabilities:
Goods and services tax receivable	(4,716)	756
Prepaid expenses	-	(13,442)
Accounts payable and accrued expenses	(146,418)	(6,341)
Accrued interest	9,332	845
Accrued payroll	242,153	13,261
Net cash used in operating activities	$(242,030)	$(167,386)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related party	707	-
Proceeds from loan payable from related party	258,940	171,121
Net cash provided by financing activities	$259,647	$171,121

Effect of changes in exchange rates on cash and cash equivalents	10,541	(4,338)

NET INCREASE (DECREASE) IN CASH	28,158	(603)

CASH AND CASH EQUIVALENTS at beginning of year	19,857	13,664
CASH AND CASH EQUIVALENTS at end of year	$48,015	$13,061

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	0.6766	0.6947
March 31, 2023	0.6716	0.6947
March 31, 2022	0.7503	0.7369

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	0.6766	0.6947
March 31, 2023	0.6716	0.6947
March 31, 2022	0.7503	0.7369

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company had no revenues.

During the three months ended March 31, 2023 and 2022, the Company had total operating expenses of $336,324 and $161,328, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $129,000, bank service fees to third parties of $54,882, professional fees of $68,847, salaries and wages of $43,102 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $59,896, consulting fees payable to third parties of $36,565, salaries and wages of $28,411 and other expenses. The 108% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended March 31, 2023 and 2022, we had $9,772 and $837 respectively in interest expense attributable to related party debt.

During the three months ended March 31, 2023 and 2022, we had $346,096 and $162,165 respectively in net losses, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2023, the Company had current assets of $66,951 consisting of cash of $48,015, tax receivable of $18,836 and marketable securities of $100. This compares with current assets of $34,077 as of December 31, 2022, consisting of cash of $19,857, tax receivable of $14,120, and marketable securities of $100.

The Company’s current liabilities as of March 31, 2023 totaled $2,047,321, primarily consisting of $1,569,813 in loans payable to related parties, accrued interest to related parties of $25,580, amounts due to related parties of $4,699, and accrued payroll of $273,402 and accounts payable and accrued expenses  $173,827. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accrued interest expense to related parties of $16,248, advances to related parties of $3,992, accrued payroll of $31,249 and accounts payable and accrued expenses of $320,245. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(242,030)	$(167,386)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	259,647	171,121
Net Change in Cash	$28,158	$(603)

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

Financing Activities

During the three months ended March 31, 2023, the Company received $258,940 from financing activities by way of a loan from related parties and $707 in advances from related parties. By comparison, during the three months ended March 31, 2022, we received $171,121 from financing activities by way of a loan from related parties.

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

PREVENTION INSURANCE.COM

Date: July 17, 2023	/s/ Joe Martinez
Joe Martinez Chief Executive Officer

