Form 10-Q
period 2023-06-30
Apple iSports Group, Inc.
filed 2023-09-27
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

APPLE iSPORTS GROUP INC.
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

As of  September 25, 2023, there were 202,784,211 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

3

APPLE ISPORTS GROUP INC(FORMERLY PREVENTIVE INSURANCE.COM)

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$891	$19,857
Goods and service tax receivable	39,664	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	40,654	34,077

Intangible assets, net	6,630	6,766
TOTAL ASSETS	$47,284	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$352,337	$320,245
Due to related party	4,999	3,992
Loans payable - related parties	1,836,314	1,310,873
Accrued interest - related parties	37,101	16,248
Accrued payroll	349,259	31,249
TOTAL CURRENT LIABILITIES	2,580,009	1,682,607

TOTAL LIABILITIES	$2,580,009	$1,682,607

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 500,000,000 shares authorized, 202,784,210 and 202,704,210 issued and outstanding as of June 30, 2023 and December 31, 2022	$20,278	$20,270
Additional paid-in capital	5,223,245	5,123,253
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	51,022	26,958
Accumulated deficit	(7,774,316)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(2,532,725)	(1,641,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,284	40,843

See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

Net revenues	$-	$-	$-	$-

Operating expenses:
Marketing and sales	136,239	71,721	151,270	71,721
Foreign exchange loss (gain)	(113)	-	3,602	(300)
Rent	246	12,804	246	26,006
Dues and subscriptions	2,102	24,016	3,348	24,796
Salaries and wages	65,381	40,086	108,483	68,497
Bank service fees	384	123	823	239
Consulting fees	97,393	88,825	152,275	125,390
Professional fees	120,641	90,852	189,488	106,487
Travel, meals and entertainment	55,028	38,117	55,502	39,046
Licensing and regulatory fees	16,280	-	27,179	590
Training and development	-	1,251	-	1,251
Office	12,572	4,271	21,260	9,774
Related party expenses - officers & directors compensation	151,027	55,671	280,027	115,567
Total operating expenses	657,180	427,736	993,504	589,064

Loss from operations	(657,180)	(427,736)	(993,504)	(589,064)

Other expenses
Interest expense	11,750	2,776	21,522	3,613
Total other expenses	11,750	2,776	21,522	3,613

Operating loss before income taxes	(668,930)	(430,513)	(1,015,026)	(592,677)

Provision for income taxes	-	-	-	-

Net loss	$(668,930)	$(430,513)	$(1,015,026)	$(592,677)

Foregin currency translation adjustment - income	9,858	30,010	24,065	23,370
Comprehensive Loss	$(659,072)	$(400,503)	$(990,961)	$(569,307)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	202,713,099	202,704,210	202,708,630	202,704,210

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

			Additional		Accumlated Other		Stockholders'
	Common		Paid-In	Tresury	Comprehensive	Accumulated	Equity
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)

Balance December 31, 2022	202,704,210	$20,270	$5,123,253	$(52,954)	$26,958	$(6,759,290)	$(1,641,764)

Other comprehensive income	-	-	-		14,206	-	14,206
Net loss for period	-	-	-		-	(346,096)	(346,096)

Balance March 31, 2023	202,704,210	$20,270	$5,123,253	$(52,954)	$41,164	$(7,105,386)	$(1,973,653)

Issuance of common stock	80,000	8	99,992		-	-	100,000
Other comprehensive income	-	-	-		9,858	-	9,858
Net loss for period	-	-	-		-	(668,930)	(668,930)

Balance June 30, 2023	202,784,210	$20,278	$5,223,245	$(52,954)	$51,022	$(7,774,316)	$(2,532,725)

	Common		Additional Paid-In	Treasury	Accumlated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2021	207,642,210	$20,764	$5,060,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

Other comprehensive income	-	-	-		30,010	-	30,010
Net loss for period	-	-	-		-	(430,513)	(430,513)

Balance June 30, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$25,361	$(5,781,891)	$(727,961)

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

	6 months	6 months
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,015,026)	$(592,677)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	3,602	(300)

Change in operating assets and liabilities:
Goods and services tax receivable	(25,544)	(12,526)
Prepaid expenses	-	(24,145)
Accounts payable and accrued expenses	32,092	8,150
Accrued interest	20,853	3,583
Accrued payroll	318,010	19,421
Net cash used in operating activities	$(666,014)	$(598,496)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances to related party	1,007	-
Proceeds from loan payable from related party	525,442	566,031
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	$626,449	$566,031

Effect of changes in exchange rates on cash and cash equivalents	20,599	23,670

NET DECREASE IN CASH	(18,967)	(8,795)

CASH AND CASH EQUIVALENTS at beginning of year	19,857	13,664
CASH AND CASH EQUIVALENTS at end of period	$891	$4,869

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC(FORMERLY PREVENTIVE INSURANCE.COM)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Apple iSports Group Inc (formerly Prevention Insurance.Com) (the” Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com and effective August 31, 2023 changed its name to Apple iSports Group Inc. Effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS (“Stock Exchange”). In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement. For financial reporting purpose, the transaction is considered a combination of businesses under common control as the Company and AiS were common control, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods

AiS, formed on May 29, 2019 in the State of Delaware, and has been engaged in the development of an online sports engagement portal that will include, racing and sports betting, fantasy sports and sports content. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary.

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

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has a net loss and negative cash flow from operations for the six months ended June 30, 2023. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiaries, AiS, AIS Australia and Paramount Capital Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.     The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements  are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto.

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	$0.6766	$0.6947
June 30, 2023	$0.6630	$0.6734
June 30, 2022	$0.6889	$0.7258

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

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods or services to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

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

Credit risk

Australian bank accounts are insured with deposit protection up to 250,000 AUD. US bank accounts are insured with deposit protection up to $250,000. As of June 30, 2023 and December 31, 2022 the Company’s cash accounts did not exceed these insurance thresholds and thus, the Company is not subject to credit risk regarding cash.

Note 4. Related Parties

Transactions

Related party payables

Related Party	Note	June 30, 2023	December 31, 2022
Cooper Hill Assets Inc	(a)	1,374	1,374
Due to officers and directors	(b)	3,625	2,618
		$4,999	$3,992

(a)	represents advances made by an entity that is owned by the majority stockholder of the Company
(b)	represents advances made by officers and directors of the Company

Related party loans

Related Party	Note	June 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$1,470,927	$912,189
Apple iSports Investment Group Pty	(b)	178,104	176,227
ABA Investment Group Pty Ltd	(c)	133,864	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$1,873,415	$1,310,873

Related Party	Note	June 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$27,102	$10,628
Apple iSports Investment Group Pty	(b)	5,419	2,909
ABA Investment Group Pty Ltd	(c)	4,579	2,710
Total accrued interest		$37,101	$16,248

a)

On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Lender.   Interest expense for the three and six months ended June 30, 2023, and 2022 was $9,456 and $16,959, and $1,207 and $2,043 respectively.

b)

On April 8, 2022 the Company’s whole owned subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender.  Interest expense for the three and six months ended June 30, 2023, and 2022 was $1,312 and $2,609, and $825 and $825 respectively.

c)

On April 8, 2022 the Company’s wholly-owned subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender 2. Interest expense for the three and six months ended June 30, 2023, and 2022 was $982 and $1,954, and $745 and $745 respectively.

d)	On March 31, 2022, the Company entered into a loan agreement with Utti Pty Ltd (“Utti”). Utti is owned by the Company’s majority stockholder. The loan is unsecured and non-interest bearing.

e)

On March 31, 2022, the Company entered into a loan agreement with Mt. Wills Gold Mines Pty Ltd (“Mt. Wills”). Mt Wills is owned by the Company’s majority stockholder.   The loan is unsecured and non-interest bearing.

Note 5. Stockholders Deficit

Preferred Stock

As of June 30, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the three months ended June 30, 2023 and 2022.

Common Stock

As of June 30, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On March 23, 2023, pursuant to the Stock Exchange Agreement with AiS the Company issued 195,062,000 shares of its common stock. Along with the Stock Exchange Agreement the Company also reissued 31,000 stock purchase warrants that had been issued by AiS during the private placement offering. During the three months ended March 2022, no shares of common stock were issued.

On June 20, 2023, the Company received a subscription agreement for the purchase of 80,000 shares at a price of $1.25 for total proceeds of $100,000.

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

The Company is subject to US tax laws at a tax rate of 21%. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%. No provision for US federal income taxes or State of Delaware income taxes has been made as the Company had no taxable income for the three and six months ended June 30, 2023 and 2022.

b.	Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and six months ended June 30, 2023 and 2022. The applicable statutory tax rate is 25%.

There is no income tax benefit for the losses for the three and six months ended June 30, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Note 7. Subsequent Events

On July 24, 2023, the Company entered into a memorandum of understanding to acquire a 45% in an Australian company who provides subscription-based sports and racing media and content services. As consideration therefore, the Company is required to (i) pay $75,000 AUD within 14 days from the signing date, of which $40,000 AUD has been paid, (ii) contribute $925,000 in advertising value for the months of July and August 2023 which has occurred and (iii) the payment of $530,000 in common stock of Apple iSports Group, Inc. The share payment will be issued no more that 12 months from the agreement, in non-restricted form, and with a 15% discount to 30-day VWAP of the shares on the issue date.

On August 31, 2023, the Company filed an amendment to its Articles of Incorporation to change its name from Prevention Insurance.com to Apple iSports Group Inc.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

☐	Market acceptance of our products and services;

☐	Competition from existing products or new products that may emerge;

☐	The implementation of our business model and strategic plans for our business and our products;

☐	Estimates of our future revenue, expenses, capital requirements and our need for financing;

☐	Our financial performance;

☐	Current and future government regulations regarding the sports betting industry;

☐	Developments relating to our competitors; and

☐	Other risks and uncertainties.

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

On August 31, 2023, the Company changed its name from Prevention Insurance.com to Apple iSports Group, Inc.

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

Since the inception of AiS, we have achieved the following milestones:

•

Since inception of AiS, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received $1,300,000 in private placement funding and received loans from related parties in excess of $1,000,000;

•

From December 2021 to October 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

•

In February 2022, we launched a content-rich blog site on the appleisports.com domain and initiated search engine optimization activities to increase the search performance of our site on Google search;

•	In April 2022 we reached an agreement with a leading provider of Australian racing data and form information for use on our horse racing platform;
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in second calendar quarter of 2023;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an Advanced Deposit Wagering (ADW) license, subject to approval of Thoroughbred Racing Protective Bureau. In parallel, we initiated a Thoroughbred Racing Protective Bureau (TRPB) examination process. The TRPB provides integrity reporting to regulators administering ADW licenses. We expect the TRPB examination to be completed in Q3 2023. Completion of the TRPB examination is required to receive a state issued ADW;

•

In October 2022, we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion is September 2023 for launch in October 2023; and

Our address is L7, 552 Lonsdale St, Melbourne, Victoria, Australia 3000 and our phone number is +61 8 8981 4037. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612. Our phone number in the U.S. is 949-247-4210.  In  addition, as mentioned, we have two web-sites (which do not form a part of this filings): www.appleisports.com in the US and www.appleisports.com.au in Australia.

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	$0.6766	$0.6947
June 30, 2023	$0.6630	$0.6734
June 30, 2022	$0.6889	$0.7258

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

During the six months ended June 30, 2023 and 2022, the Company had no revenues.

During the six months ended June 30, 2023 and 2022, the Company had total operating expenses of $993,504 and $589,064, respectively. For the 2023 six month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $280,027, professional fees of $189,488, consulting fees payable to third parties of $152,275, marketing expenses of $151,270, salaries and wages of $108,483 and other expenses.  For the 2022 six month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $115,567, consulting fees payable to third parties of $125,390, professional fees of $106,487, salaries and wages of $68,497 and other expenses. The 68.7% increase in operating expenses for the current quarter over the same period in 2022 is primarily due to increased operating activinity in the Company’s subsidiaries, AiS and AiS Australia.

During the six months ended June 30, 2023 and 2022, we had $21,522 and $3,613 respectively in interest expense attributable to related party debt.

During the  six months ended June 30, 2023 and 2022, we had $1,015,026 and $592,677 respectively in net losses, for the reasons discussed above.

 Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

During the three months ended June 30, 2023 and 2022, the Company had no revenues.

During the three months ended June 30, 2023 and 2022, the Company had total operating expenses of $657,180 and $427,736, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $151,027, marketing expenses of $$136,239, professional fees of $120,641, consulting fees payable to third parties of $97,393, salaries and wages of $65,381, travel and entertainment of $55,028 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of professional fees of $90,852, consulting fees payable to third parties of $88,825, compensation expenses for officers and directors in the amount of $55,671, salaries and wages of $40,086, travel and entertainment expenses of $38,117 and other expenses. The 53.6% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activinity in the Compamny’s subsidiaries, AiS and AiS Australia.

During the three months ended June 30, 2023 and 2022, we had $11,750 and $2,776 respectively in interest expense attributable to related party debt.

During the  three months ended June 30, 2023 and 2022, we had $668,930 and $430,513 respectively in net losses, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2023, the Company had current assets of $40,654 consisting of cash of $891, tax receivable of $39,664 and marketable securities of $100. This compares with current assets of $34,077 as of December 31, 2022, consisting of cash of $19,857, tax receivable of $14,120, and marketable securities of $100.

The Company’s current liabilities as of June 30, 2023 totaled $2,580,009, primarily consisting of $1,836,314 in loans payable to related parties, accrued interest to related parties of $37,101, amounts due to related parties of $4,999, and accrued payroll of $349,259 and accounts payable and accrued expenses $352,337. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accrued interest expense to related parties of $16,248, accrued payroll of $31,249 and accounts payable and accrued expenses of $320,245. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net Cash Used in Operating Activities	$(666,014)	$(598,496)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	626,449	566,031
Net Change in Cash	$(18,967)	$(8,795)

Operating Activities

During the six months ended June 30, 2023, the Company incurred a net loss of $1,015,026 which after adjusting for increases goods and services tax receivable of $25,544, accounts payable of $32,092, accrued interest of $20,853 and accrued payroll of $318,010 resulted in net cash of $(666,014) being used in operating activities during the period. By comparison, during the six months ended June 30, 2022, the Company incurred a net loss of $592,677 which after adjusting for increases in goods and services tax receivable of $12,256 and prepaid expense of $24,145, accounts payable of $8,150, accrued interest of $3,583 and accrued payroll of $19,421, resulted in net cash of $(598,496) being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, the Company received $626,449 from financing activities by way of a $525,442 in loans from related parties, $100,000 form stock issuances, and $1,007 in advances from related parties. By comparison, during the six months ended June 30, 2022, we received $566,031 from financing activities by way of a loan from related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the second quarter of 2023, the Company sold 100,000 shares of common stock at a price per share of $1.25 to one individual. The offering was exempt form registration under Regulation D promulgated under the Securities Act of 1933, as amended, as the subscriber was an accredited investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

Date: September 27, 2023	/s/ Joe Martinez
Joe Martinez Chief Executive Officer

