Form 10-Q
period 2023-09-30
Apple iSports Group, Inc.
filed 2023-12-28
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

APPLE iSPORTS GROUP, INC.
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

As of December 28, 2023, there were 202,784,211 shares of common stock, $0.0001 par value per share, outstanding.

2

PART I

Item 1. Financial Statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

3

APPLE ISPORTS GROUP, INC.

APPLE ISPORTS GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,996	$19,857
Goods and service tax receivable	53,284	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	63,381	34,077

Intangible assets, net	6,431	6,766
TOTAL ASSETS	$69,811	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$402,124	$320,245
Due to related party	4,999	3,992
Loans payable - related parties	2,281,602	1,310,873
Accrued interest - related parties	50,332	16,248
Accrued payroll	418,548	31,249
TOTAL CURRENT LIABILITIES	3,157,604	1,682,607

TOTAL LIABILITIES	$3,157,604	$1,682,607

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized, 202,784,210 and 202,704,210 issued and outstanding as of September 30, 2023 and December 31, 2022	$20,278	$20,270
Additional paid-in capital	5,223,245	5,123,253
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	94,943	26,958
Accumulated deficit	(8,373,305)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(3,087,793)	(1,641,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,811	$40,843

See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Net revenues	$-	$-	$-	$-

Operating expenses:
Marketing and sales	134,560	24,513	285,830	96,234
Foreign exchange loss (gain)	(36)	5,254	3,566	4,954
Rent	372	10,457	618	36,463
Dues and subscriptions	32,133	1,301	35,481	26,098
Salaries and wages	75,954	37,848	184,437	106,345
Bank service fees	289	243	1,112	444
Consulting fees	82,889	113,354	235,164	238,812
Professional fees	83,132	49,651	272,621	156,138
Travel, meals and entertainment	(153)	6,715	55,349	45,760
Licensing and regulatory fees	500	1,251	27,679	1,842
Training and development	-	-	-	1,251
Office	8,268	10,982	29,528	20,726
Related party expenses - officers & directors compensation	166,973	131,079	447,000	246,646
Total operating expenses	584,880	392,648	1,578,384	981,712

Loss from operations	(584,880)	(392,648)	(1,578,384)	(981,712)

Other expenses
Interest expense	14,108	11,229	35,630	19,301
Total other expenses	14,108	11,229	35,630	19,301

Operating loss before income taxes	(598,988)	(403,877)	(1,614,014)	(1,001,013)

Provision for income taxes	-	-	-	-

Net loss	$(598,988)	$(403,877)	$(1,614,014)	$(1,001,013)

Foregin currency translation adjustment - income	43,921	20,571	67,985	44,309
Comprehensive Loss	$(555,068)	$(383,306)	$(1,546,029)	$(956,703)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	202,784,210	204,869,047	202,734,100	202,672,100

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common				Accumulated
	Shares	Par Value	Additional Paid- In Capital	Tresury Stock	Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance December 31, 2022	202,704,210	$20,270	$5,123,253	$(52,954)	$26,958	$(6,759,290)	$(1,641,764)

Other comprehensive income	-	-	-		14,206	-	14,206
Net loss for period	-	-	-		-	(346,096)	(346,096)

Balance March 31, 2023	202,704,210	$20,270	$5,123,253	$(52,954)	$41,164	$(7,105,386)	$(1,973,653)

Issuance of common stock	80,000	8	99,992		-	-	100,000
Other comprehensive income	-	-	-		9,858	-	9,858
Net loss for period	-	-	-		-	(668,930)	(668,930)

Balance June 30, 2023	202,784,210	$20,278	$5,223,245	$(52,954)	$51,022	$(7,774,316)	$(2,532,725)

Other comprehensive income	-	-	-		43,921		43,921
Net loss for period	-	-	-			(598,988)	(598,988)

Balance September 30, 2023	202,784,210	$20,278	$5,223,245	$(52,954)	$94,943	$(8,373,305)	(3,087,793)

	Common				Accumulated
	Shares	Par Value	Additional Paid- In Capital	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance December 31, 2021	207,642,210	$20,764	$5,060,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

Other comprehensive income	-	-	-		30,010	-	30,010
Net loss for period	-	-	-		-	(430,513)	(430,513)

Balance June 30, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$25,361	$(5,781,891)	$(727,961)

Other comprehensive income	-	-	-		16,481	-	16,481
Net loss for period	-	-	-		-	(403,877)	(403,877)

Balance September 30, 2022	207,642,210	$20,764	$5,060,759	$(52,954)	$41,841	$(6,185,767)	$(1,115,358)

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	9 months	9 months
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,614,014)	$(1,001,013)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	3,566	4,954

Change in operating assets and liabilities:
Goods and services tax receivable	(39,164)	1,138
Prepaid expenses	-	(11,280)
Accounts payable and accrued expenses	81,879	20,151
Accrued interest	34,084	18,185
Accrued payroll	387,299	25,775
Net cash used in operating activities	$(1,146,352)	$(942,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances to related party	1,007	500
Proceeds from loan payable from related party	970,729	836,471
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	$1,071,736	$836,971

Effect of changes in exchange rates on cash and cash equivalents	64,755	100,244

NET DECREASE IN CASH	(9,861)	(13,629)

CASH AND CASH EQUIVALENTS at beginning of year	19,857	13,664
CASH AND CASH EQUIVALENTS at end of period	$9,996	$8,790

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023 changed its name to Apple iSports Group, Inc. Effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS (“Stock Exchange”). In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31, which was the fiscal year of AiS prior to the closing of Stock Exchange Agreement. For financial reporting purpose, the transaction is considered a combination of businesses under common control as the Company and AiS were common control, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods

AiS, formed on May 29, 2019 in the State of Delaware, and has been engaged in the development of an online sports engagement portal that will include, racing and sports betting, fantasy sports and sports content. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary.

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

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has a net loss and negative cash flow from operations for the nine months ended September 30, 2023. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	$0.6766	$0.6947
September 30, 2023	$0.6431	$0.6550
September 30, 2022	$0.6437	$0.6834

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates.

Risks and uncertainties

Credit risk

Australian bank accounts are insured with deposit protection up to 250,000 AUD. US bank accounts are insured with deposit protection up to $250,000. As of September 30, 2023 and December 31, 2022, the Company’s cash accounts did not exceed these insurance thresholds and thus, the Company is not subject to credit risk regarding cash.

Note 4. Related Parties

Transactions

Related party payables

Related Party	Note	September 30, 2023	December 31, 2022
Cooper Hill Assets Inc	(a)	1,374	1,374
Due to officers and directors	(b)	3,625	2,618
		$4,999	$3,992

(a)	represents advances made by an entity that is owned by the majority stockholder of the Company
(b)	represents advances made by officers and directors of the Company

Related party loans

Related Party	Note	September 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$1,734,199	$912,189
Apple iSports Investment Group Pty	(b)	167,497	176,227
ABA Investment Group Pty Ltd	(c)	289,386	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$2,281,602	$1,310,873

Related Party	Note	September 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$37,515	$10,628
Apple iSports Investment Group Pty	(b)	6,523	2,909
ABA Investment Group Pty Ltd	(c)	6,294	2,710
Total accrued interest		$50,332	$16,248

a)

On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Lender.   Interest expense for the three and nine months ended September 30, 2023, and 2022 was $10,560 and $26,365, and $2,904 and $5,063 respectively.

b)

On April 8, 2022 the Company’s whole owned subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender.  Interest expense for the three and nine months ended September 30, 2023, and 2022 was $1,787 and $3,987, and $525 and $1,128 respectively.

c)

On April 8, 2022 the Company’s wholly-owned subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the majority stockholder and director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender 2. Interest expense for the three and nine months ended September 30, 2023, and 2022 was $1,222 and $3,425, and $474 and $1,018 respectively.

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

Note 5. Stockholders Deficit

Preferred Stock

As of September 30, 2023 the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

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

a. United States (US)

The Company is subject to US tax laws at a tax rate of 21%. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%. No provision for US federal income taxes or State of Delaware income taxes has been made as the Company had no taxable income for the three and nine months ended September 30, 2023 and 2022.

b. Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and nine months ended September 30, 2023 and 2022. The applicable statutory tax rate is 25%.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

As previously reported, effective March 23, 2023 (the “Closing Date”), the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation, and the shareholders of AiS pursuant to which AiS became a wholly owned subsidiary of the Company. Please refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 24, 2023. As a result of the AiS transaction, we are no longer a shell company as defined under federal securities laws.

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

Since the inception of AiS, we have achieved the following milestones:

•

Since inception of AiS, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $1,300,000 in private placement funding and received loans from related parties in excess of $1,600,000;

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
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in first calendar quarter of 2024;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an Advanced Deposit Wagering (ADW) license, subject to approval of Thoroughbred Racing Protective Bureau. In parallel, we initiated a Thoroughbred Racing Protective Bureau (TRPB) examination process. The TRPB provides integrity reporting to regulators administering ADW licenses. We expect the TRPB examination to be completed in Q4 2023. Completion of the TRPB examination is required to receive a state issued ADW; and

•

In October 2022, we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion is December 2023 for launch in February 2024.

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	$0.6766	$0.6947
September 30, 2023	$0.6431	$0.6550
September 30, 2022	$0.6437	$0.6834

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

During the nine months ended September 30, 2023 and 2022, the Company had no revenues.

During the nine months ended September 30, 2023 and 2022, the Company had total operating expenses of $1,578,384 and $981,712, respectively. For the 2023 nine month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $447,000, marketing and sales expenses of $285,830, professional fees of $272,621, consulting fees payable to third parties of $235,164, salaries and wages of $184,437 and other expenses.  For the 2022 nine month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $246,646, consulting fees payable to third parties of $238,812, professional fees of $156,138, salaries and wages of $106,345, marketing and sales expenses of $96,234 and other expenses. The 60.8% increase in operating expenses for the current quarter over the same period in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the nine months ended September 30, 2023 and 2022, we had $35,630 and $19,301 respectively in interest expense attributable to related party debt.

During the  nine months ended September 30, 2023 and 2022, we had $1,614,014 and $1,001,013 respectively in  losses from operations, for the reasons discussed above.

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

During the three months ended September 30, 2023 and 2022, the Company had no revenues.

During the three months ended September 30, 2023 and 2022, the Company had total operating expenses of $584,880 and $392,648, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $166,973, marketing and sales expenses of $134,560, professional fees of $83,132, consulting fees payable to third parties of $82,889, salaries and wages of $75,954 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $131,079, consulting fees payable to third parties of $113,354, professional fees of $49,651, salaries and wages of $37,848 and other expenses. The 49% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended September 30, 2023 and 2022, we had $14,108 and $11,229 respectively in interest expense attributable to related party debt.

During the  three months ended September 30, 2023 and 2022, we had $598,988 and $403,877 respectively in losses from operations, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2023, the Company had current assets of $63,381 consisting of cash and equivalents of $9,996, goods and service tax receivable of $53,284 and marketable securities of $100. This compares with current assets of $34,077 as of December 31, 2022, consisting of cash of $19,857, goods and service tax receivable of $14,120 and marketable securities of $100.

The Company’s current liabilities as of September 30, 2023 totaled $3,157,604, primarily consisting of $2,281,602 in loans payable to related parties, accrued payroll of $418,548, accounts payable and accrued expenses $402,124, accrued interest to related parties of $50,332 and amounts due to related parties of $4,999. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accounts payable and accrued expenses of $320,245, accrued payroll of $31,249 and accrued interest expense to related parties of $16,248. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net Cash Used in Operating Activities	$(1,146,352)	$(932,785)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	1,071,736	836,971
Net Change in Cash	$(9,861)	$(13,629)

Operating Activities

During the nine months ended September 30, 2023, the Company incurred a net loss of $1,614,014 which after adjusting for increases goods and services tax receivable of $39,164, accounts payable of $81,879, accrued interest of $34,084 and accrued payroll of $387,299 resulted in net cash of $(1,146,352) being used in operating activities during the period. By comparison, during the nine months ended September 30, 2022, the Company incurred a net loss of $1,001,013 which after adjusting for goods and services tax receivable of $1,138, accounts payable of $20,151, accrued interest of $18,185 and accrued payroll of $25,775, offset by prepaid expenses of $(11,280) resulted in net cash of $(941,790) being used in operating activities during the period.

Financing Activities

During the nine months ended September 30, 2023, the Company received $1,071,736 from financing activities by way of a $970,729 in loans from related parties, $100,000 from stock issuances, and $1,007 in advances from related parties. By comparison, during the nine months ended September 30, 2022, we received $836,971 from financing activities by way of $836,471 in loans from related parties and $500 in advances from a related party.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

On December 19, 2023, Term Sheet between TLU Australia Pty Ltd and Apple iSports Australia Pty Ltd (“AiS”) entered in to on 24 July, 2023 was terminated by the parties.

Item 6. Exhibits.

Exhibit No.	Description
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial Officer and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

Date: December 28, 2023	/s/ Joe Martinez
Joe Martinez Chief Executive Officer

