Form 10-K
period 2023-12-31
Apple iSports Group, Inc.
filed 2024-04-22
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of the last business day of the Issuer’s most recently completed second fiscal quarter, June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $71,993,262.

As of December 31, 2023, there were 202,784,211 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

☐	Market acceptance of our products and services;

☐	Competition from existing products or new products that may emerge;

☐	The implementation of our business model and strategic plans for our business and our products;

☐	Estimates of our future revenue, expenses, capital requirements and our need for financing;

☐	Our financial performance;

☐	Current and future government regulations regarding the sports betting industry;

☐	Developments relating to our competitors; and

☐	Other risks and uncertainties, including those listed under the section title “Risk Factors.”

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•	“we,” “us,” “our company,” “our” and “Company” refer to the combined business of Apple iSports Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“AiS” or “Subsidiary” refers to Apple iSports, Inc., a Delaware corporation, and its subsidiary AiS Australia;

•	“AiS Australia” refers to Apple iSports Australia Pty Ltd., an Australian company;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“AUD” refers to the Australian dollar;

•	“U.S. dollars”, “USD,” “dollars” and “$” refer to the United States dollar;

•	“Securities Act” refers to the United States Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended.

Solely for the convenience of the reader, this report contains conversions of certain AUD amounts into U.S. dollars at specified rates. See “Risk Factors—Risks Related to Our Business— Fluctuations in exchange rates could adversely affect our business and the value of our securities.”

Item 1. Business.

Background

Prevention Insurance.Com (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.Com.

On August 31, 2023, the Company amended its Articles of Incorporation with the Nevada Secretary of State to effect the name change of the Company to Apple iSports Group, Inc.

DESCRIPTION OF OUR BUSINESS

Our corporate structure is depicted below:

Industry Terms.

Pari-mutuel Betting - All the bets/money placed on an event are aggregated into a single pool of money, the “take-out” (by the  totalizator operator) is subtracted and dividends (distribution to bettors) are calculated by dividing the pool between winning bets based on their odds. The returns are subject to the calculation of dividends after the conclusion of the race. Before the market closes, approximate dividends can be displayed, but the final dividend can change after wagers are placed. Typically, pari-mutuel betting is used in thoroughbred horse racing, greyhound racing, and harness racing, among others races and other events.

Tote Derivative - Bets are paid out at a price declared by one or more pari-mutuel (totalizator) providers. Typically, this type of betting is seen in exotic bets (trifectas, quinellas, daily doubles, etc.) in racing.

Fixed Odds Betting – The oddsmakers set odds for bettors to wager on. Once bettors place their wagers, they’re locked into the odds that they’ve chosen. So, when bettors place their bets, they know their return in the event of a winning bet. This type of betting is the most common type seen in sporting events.

Advanced Deposit Wagering (ADW) – the type of account where the bettor (customer) must fund before placing a wager.

Apple iSports Business History

On May 29, 2019, Apple iSports, Inc. (“AiS”) was incorporated in Delaware. On November 9, 2021, AiS incorporated Apple iSports Australia Pty. Ltd. (“AiS Australia”) as its wholly owned subsidiary.

AiS has been engaged in the development of a content, digital sports betting, and gaming platform. Our platform, when complete, will provide users with daily sports betting, fantasy sports and sport streaming solutions. Our aim is to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users will be able to access our products via multiple devices including the web and mobile devices.

AiS maintains a provisional Northern Territory Online Bookmaking License in Australia, which allows for racing, sports betting, and fantasy sports throughout Australia and New Zealand. The Northern Territory region of Australia is one of the most mature legal betting markets in the world. In addition, we have been approved by the North Dakota Racing Commission in the State of North Dakota as an (ADW) provider, which, subject to approval of Thoroughbred Racing Protective Bureau (discussed below), will allow us to provide pari-mutuel betting on horse racing in North Dakota and in 20 additional U.S. states. As of the date of this filing, we do not have an online sports betting license in any state in the U.S. and our initial revenues will be derived from our operations in Australia. We intend to apply for our initial online sports betting licenses and additional racing licenses in select U.S. states where we determine that market access and economics make the most commercial sense. We have not identified these specific U.S. states as of this filing.

Our two primary markets are Australia and the U.S. (initially in North Dakota and such other states where we intend to become licensed). We will have separate websites for both markets, namely www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Since the inception of AiS, we have achieved the following milestones:

•

Since inception of AiS through December 31, 2023, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $1,400,000 in private placement funding and received loans from related parties in excess of $2,700,000;

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
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in Q2 2024;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an (ADW) license, subject to approval of Thoroughbred Racing Protective Bureau. In parallel, we initiated a Thoroughbred Racing Protective Bureau (TRPB) examination process. The TRPB provides integrity reporting to regulators administering ADW licenses. We expect the TRPB examination to be completed in Q2 2024. Completion of the TRPB examination is required to receive a state issued ADW;

•

In October 2022, we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion is April 2024 for launch in May 2024

•	In June 2023, we began User Acceptance Testing of our racing and sport betting platform with the NT Racing Commission. The expected completion date is Q2 2024.
•

In August 2023, we began engaging with connectivity and communications optimization with third parties and Native American-led service providers to develop a Class II online iGaming platform for the tribal casino market in the United States. This technology focus has led to the development of partnerships and offerings for gaming operators, both brick and mortar and on-line. The expected product launch for the tribal casino market is Q2 2024.

Our address is 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of this filings): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our Apple iSports Platform

Our Apple iSports platform will feature the following “apps”:

❖	Sport Betting
❖	Horse Racing
❖	Fantasy Sports
❖	24x7 FAST Sports Channel

These individual apps are further described below:

The Sports Betting App. The Sports Betting App will provide betting coverage for many major sporting leagues and events, including but not limited to, the National Football League (NFL), Australian Rules Football (AFL),  Major League Baseball (MLB), the National Basketball Association (NBA), as well as for other sports, such as  Cricket, Golf, Ice Hockey, Soccer, and Tennis.

Sports betting, at its simplest, is placing a financial wager on the outcome of a sporting game or match, including certain events that occur within such game or match. The app will feature functionality designed to provide a personalized customer experience. The app will be capable of taking and placing a variety of betting types and combinations. A representative depiction of the main page of this app is displayed on this page.

These betting opportunities will be fixed odds bets which means that we will set the odds for each such event. There is a market ratio in each market offered to our customers which is the average level of profit over every proposition in the market. We will manage our margins through our smart technologies and traditional risk management methodologies. The odds in each market should appeal to our customers while we derive managed revenues.

As of the date of this filing, the Sports Betting App is approximately 95% complete. We anticipate the completion of this app in May 2024.

Horse Racing App. We will provide advanced informatics to the user. Our analysis and insights will include race and individual rankings, margins from winner, speed maps and race analysis.  We also will provide live updates for scratches, jockeys, prices, track conditions and race start time changes.

A representative depiction of the main page of this app is displayed below:

In Australia, racing wagering will include fixed odds and tote derivative betting. We derive revenues based on the management of risk.  In the United States, initially, racing wagering will consist of participating in pari-mutuel pools.

As of the date of this filing, the Horse Racing App is complete. The sports and racing offerings have been developed in parallel on the same core platform. This allows for a single sign-on which gives the advantage of being a tightly integrated and unified customer information database and wallet.

Fantasy Sports App. Fantasy Sports App is based on real-life sports matches, including racing, and novelty games. Participants build virtual teams with proxies of real players participating in an upcoming match (or match-day) and compete on real-world statistical performances of those players, based on one or more complete officially sanctioned sports matches. This allows users to emulate the role of a coach or a manager of a team, with the power to drop, recruit, or trade a player of their choice. Changes are locked before a match kicks-off. We believe that, for some users, it is about deeper engagement with the sport, beyond viewership; for other users, it is about the competition and strategy that it involves.

Fantasy sports  distinct, as it is based on real-life sporting events, offers meaningful engagement with sports, and there is no simulated gameplay involved are exciting to players and distinct, as they are based on real-life sporting events, offer meaningful engagement with sports, and involve no simulated gameplay. Fantasy sports allows users to create virtual teams with real-life sports players participating in a real-world sporting event. They then compete in a where the team’s performance is based on the actual statistical performance of the player from across real sporting events for the given sports match. Users are then ranked based on the performance of their virtual teams during the sports match or the tournament.

Users operate with a limited virtual budget to create their virtual teams. The allocated virtual spend capacity per team and virtual price tags on players form boundary conditions for building the team, where top-ranked players have high price tags attached to them, and the value varies based on the player’s real-world rating/rankings. To add another layer of complexity, certain conditions are imposed such as prohibiting the selection of more than a certain number of players from the same team, or position.

Users win points based on how well the selected players perform during the real-life sports event. The eventual outcome of the match might not be the focus for users; rather, what matters is the individual performances of selected players in the real-life event. Performance is often indicated by parameters such as runs scored, yards gained, goals assisted and the like. The user, in effect, takes the virtual role of a sports team manager or coach to build the most effective team for a given sporting event. The virtual team’s success is based entirely on the actual performances of the real-life players in each event. The user’s knowledge of the sport becomes key to selecting the fantasy/virtual team and to achieving success in the particular fantasy sport.

An example fantasy sports screen from our fantasy sports platform provider is displayed below:

Upon enrollment in a fantasy sports event, users will have an option to choose between a subscription and a pay-per-contest payment model. For a pay-to-participate contest, we will receive a fee, generally a percentage of the total dollar collections per contest, with the remainder of the collections allocated to the prize pool.

There are 22 States in the United States that permit real money fantasy sports without licensing requirements. We plan to launch fantasy sports in a number of these states, particularly in states where we plan to subsequently initiate sports betting and ADW market access. This will give us early revenue and subscribers.

As of the date of this filing, the Fantasy Sports App is complete. Following the launch of sports and racing betting in Australia, we will begin the process of User Acceptance Testing of the Fantasy Sports App for release in Australia and begin roll-out in the United States in jurisdictions where licensing is not required for sports betting. The Fantasy Sports App is being developed on the same core platform as the Sports Betting and Horse Racing Apps, allowing for single sign-on and functional integration.

24x7 FAST Sports Channel. Our 24x7 FAST Sports Channel will provide great value to the Apple iSports brand. Users will be able to watch a wide range of live sporting events and sports-based shows. We believe this feature will promote more betting by users. The 24x7 FAST Sports Channel will have up to 8 minutes per hour of advertising space and we intend to sell this space to generate revenue. Any unsold ad space will be used to promote other Apple iSports offerings.

The 24x7 FAST Sports Channel will be available on the Apple iSports web sites, as well as on a range of distribution platforms such as regional cable, satellite television, FAST-channels, subscription services and paid video on-demand services. We expect that some of these distribution apps will pay syndication fees for the right to broadcast our 24x7 FAST Sports Channel. In such an instance, we would only receive a portion of advertising revenue generated.

An example app is displayed below:

An important part of AiS’ growth strategy is to develop additional revenues via cross-selling pathways.  User acquisition and retention of subscribers will require a variety of loyalty offerings, lower prices or using more ad-supported models. By exploring freemium pricing (basic model is free with premium paid addon services), microtransactions, and subscription services, AiS streaming video services could expand audiences and increase engagement through more diverse experiences.

As of the date of this filing, 24x7 FAST Sports Channel is expected to go live in May 2024.

Our Revenue Model.

Our revenue model is premised on several streams of operations. We expect to profit from pari-mutuel and fixed odds gaming, fantasy sports and advertising. In pari-mutuel gaming, we receive a fee on the total amount bet on an event. The type of wagering is essentially risk-free and is payable regardless of the outcome of the event since we are not on either side of a bet. Our pari-mutuel provider places bet funds from bets made through our platform in the betting pools and manages the ‘rake’ (a fixed percentage of the total amount bet on an event) and apportions our share based on the percentage of the pool contributed through all of our apps.

In fixed odds gaming, we actively manage risk through experienced risk management and smart technology, including laying off risk where necessary. The risk is run in a way that seeks to ensure we are “in the green” (profitable) on most events so that the amount we collect from bets exceeds the amount we pay out in winnings.

In fantasy sports, we charge a subscription fee or per game fee to derive revenues, however, a substantial part of the fee accumulation will be paid out to winners. This model is similar to pari-mutuel pooling in racing in that we, as the operator, take out the fee before allocating prizes.

Our 24x7 FAST Sports Channel has up to 8 minutes per hour of advertising space that can be sold. This advertising, along with any syndication fees we are able to negotiate, make up the revenue from the channel.

In Australia, we expect approximately 60% of betting revenue to be from horse racing, with the rest spread across all sports, and for fantasy sport revenue to be substantially lower than betting revenue (likely by 50% or more). In the U.S. however, sports betting and fantasy sports are more widely practiced than racing and we expect a relatively even distribution of income between the three.

User acquisition and retention of subscribers will require a variety of loyalty offerings, lower prices or using more ad-supported models. By exploring freemium pricing, microtransactions, and subscription services, Apple iSports streaming video services could expand audiences and increase engagement through diverse experiences.

We also expect to generate revenue from deployment of technology to Tribal Casinos and gaming operators. Such revenue should include implementation fees, ongoing maintenance fees and, in some cases, revenue share from operators.

Our Growth Strategy.

Our growth strategy is premised on market expansion and building brand positioning and reach to drive customer acquisition.

New Markets. Currently, we intend to be licensed to sell all our products throughout Australia and racing in North Dakota and approximately 20 states in the United States. We intend to gradually pursue new licenses in other states in the U.S. for racing, sports betting, and fantasy sports. We will focus on those markets (U.S. states) where licenses are relatively cost effective to obtain when balanced against the betting population in such states. In addition, we are in the process of developing iGaming platform for the tribal casino market.

Engaging Content. We believe that content, delivered via our 24x7 FAST Sports Channel, is essential to our success. The channel creates engagement, generates its own revenue via ad sales and anchors users to our site which in turn provides a range of opportunities to promote our real money games. The channel also delivers content, such as drag racing, beach volleyball and more, along with odds and, potentially, fantasy leagues. Odds and wagering on these events are not available through other sports betting platforms.

New Users in Existing Markets. We intend to reach new users in existing markets using digital marketing activations such as search engine optimization, pay-per-click, and search engine marketing (SEO/PPC/SEM) by leveraging a range of marketing strategies to drive more people to our website.  We will have a carefully targeted strategy that identifies traffic with high conversion rates based on industry experience and digital marketing background.  We also intend to profile potential customers based on their betting history which will enable us to provide highly targeted ads and content. We will use social media to drive engagement organically.

Website and App Development.

We have entered into agreements with various software providers to develop our website, our sportsbook, and our 24x7 FAST Sports Channel and fantasy sports.

The Apple iSports website and apps are being developed under the direction of our Chief Operating Officer and Chief Technical Officer. Strategic planning and specifications are being conducted in-house, as are key design tasks.

The sportsbook is the core of the Apple iSports back end and provides the main user database, reporting and key integration points for all other apps. This includes a single sign-on/log-in to all functions. The sportsbook is being developed by third-party vendors in Europe. Customization of the sportsbook, including implementation of Apple iSport’s novel bet types, reporting requirements and user interface, along with integration to core components such as payments, identity verification, specialized data feeds and geo-control are being implemented for the Australian and U.S. markets in parallel by experienced vendors, with significant collaboration with the Apple iSports team.

In this regard, the Company entered into a License and Support Agreement with the provider in October 2022. Pursuant to the license agreement, our registered users granted us a non-exclusive license to use the platform. The sportsbook developer is remunerated on the basis of an implementation fee and an ongoing share of net gaming revenue, approximately 15% of revenue or minimum monthly fees, as is standard practice within the industry. The agreement continues on a month-to-month basis unless (i) a party provides six months advance notice of termination (ii) a party materially breaches the agreement, which is not remedied with 30 days from notice, which includes failure to make required payments, (iii) continuous breaches by the same party or (iv) liquidation or bankruptcy of a party.

The Apple iSports 24x7 FAST Sports Channel is being implemented by leading sports content producers and curators in Australia, with global content and distribution reach. Under this license agreement which began on June 1, 2023, among other terms, we are required to pay an initial implementation and set up fees and on-going content curation and management fees totaling roughly during the term. The term is 12 months with successive 12-month renewal periods unless either party terminates the agreement by providing 30 days prior written notice and agrees on updated terms going forward. During the term, we are able to broadcast their sports content on our platform, request programming alterations and sell up to 8 minutes per hour of advertising. As our content partner, they will produce and program the content for specific markets and sports as well as managing licensing and rights clearances. The channel will be ready for deployment in Q2 2024 and will be initially integrated into the Apple iSports website.

The sports channel developer is remunerated for initiation and management of the channel and oversight of the technical operations of distribution and delivery. This content may be added to the primary channel programing or form the basis of a secondary linear channel or, potentially, an ad supported video on demand. After the first year of operations, a revenue share arrangement is contemplated but has not yet been agreed upon.

We are responsible for distribution in the U.S. and other markets, and in this regard, we have initiated senior executive-level relationships with representatives of a number of major U.S. content platforms including cable, satellite, and cloud providers. We also are in discussions with leading Asian-based distribution platforms, which we hope will lead to definitive agreements. We also have engaged Australia’s premier sports media provider. We have secured a premium advertising and promotional package to support our launch in the Australian market beginning in July 2023 that is still currently ongoing. The engagement includes delivery of highly professional advertising creative for radio and video, extensive coverage on SEN’s popular on-line properties. We will work with well-known sporting authorities to create engaging and value-adding content for our audience, who are passionate sports fans, our exact target market.

Our Fantasy Sports App is being developed by a leading European-based fantasy sports provider and is being integrated with our sportsbook.  We will pay the developer a software implementation fee and a percentage of net revenue from this app, subject to a monthly minimum and management fee. We have non-exclusive licensing rights to the fantasy sports content from the provider during the term of the agreement. The term of the agreement is 24 months from October 1, 2022, and automatically extends for subsequent 12-month periods unless either party provides notice of cancellation.

Markets and Marketing.

Markets.

Presently, we have received provisional gaming licenses in the Northern Territory of Australia and North Dakota in the U.S.  In the Northern Territory, we have received a provisional Sports Bookmaking License from the Northern Territory Racing Commission. This license enables us to accept online racing, sports, novelty, and fantasy sports wagering across the entirety of Australia. We also have received an Advance Deposit Wagering license, subject to a Thoroughbred Racing Protective Bureau examination, from the North Dakota Racing Commission. This license enables us to accept pari-mutuel wagers on racing in that state and up to 20 other U.S. states that do not have specific ADW regulations.

Sports betting has become one of the most important categories in entertainment because of the fanaticism of the fans. It is captivating and connecting millions of people and touching many of the largest sectors in the global economy, from betting, online gaming, and digital platforms to live events, retail, broadcasting, sponsorship, and merchandising.

A July 21, 2022, report published by Statista stated, “The global sports betting industry reached a market size of 231 billion U.S. dollars in 2022. Within this industry, there were nearly 245,000 employees in over 25,000 businesses. Many countries permit legal sports betting, with one of the more recent countries being the United States, which saw its first state (Montana) legalize sports betting in 2019.”

In the United States, after the Supreme Court’s decision to strike down the federal ban on sports betting in the United States in May 2018, various states have legalized, or introduced legislation to legalize the sports betting industry. According to the same source, the sports betting industry in the U.S. generated a revenue of $4.33 billion U.S. dollars in 2021, showing a significant rise in revenue over the previous year (Statista 2022). That same report states, “Sports betting is the fastest growing category within the broader gaming market.” The American Gaming Association expected some 45.2 million Americans to bet on the NFL in 2021. They also stated, “Sports betting revenue in the U.S. was predicted to grow to as much as 10 billion U.S. dollars by 2028.”

As of the date of this filing, the Company believes the status of legal sports racing betting and fantasy sports in the U.S. is as follows:

Australia is one of the most mature legal betting markets in the world, and sports betting (including racing) has been legal for over three decades in several major global markets, such as the United Kingdom, Latin America, Italy, and other parts of Europe and Asia Pacific. These large, mature sports betting markets are expected to grow 6-7% per year through 2025 because of the increased accessibility of sports betting on mobile devices and online, intensifying customer engagement from the expansion of sports betting coverage to more events, enhanced consumer technologies and new forms of sports betting such as eSports.

Estimates suggest that around 35% of Australian adults aged 18 and over (or 6.5 million people) spent money in a ‘typical month’ (defined as ‘regular gambling’) on one or more gambling activities in 2018.

In Australia, racing continues to grow faster than sports betting in terms of “handle” (amount of money wagered); however, both racing and sports betting continue to perform strongly.

Source: https://www.aihw.gov.au/reports/australias-welfare/gambling

Marketing.

We intend to deploy a mix of marketing strategies. These strategies include;

•	Database and collaborative marketing with related industry partners,
•	Digital marketing on key industry and related sites (such as sports merchandise, racing information and similar sites),
•	Marketing on various social media sites
•	Search engine optimization and search engine marketing,
•	Regional cable and radio advertising,
•	Conferences and targeted corporate selling for technology offerings, and
•	Extensive public relations to build fan awareness and support amongst financial analysts and investors.

All of our efforts are designed to bring brand awareness to potential users on these sites or venues.

Competition.

We operate in the gaming and sports betting industry, which is highly competitive and characterized by rapid changes, converging technologies, and increasing competition. Our most significant competition for users will come from heavyweights in the gambling industry, including MGM, Caesars, and Golden Nugget’s DraftKings, along with new offerings like FanDuel and other competitors in Australia including SportsBet, Entain Group (includes Ladbrokes and Neds) and TABCorp.

Our principal considerations related to attracting and retaining online users include functionality, ease of use, -of-our 24/7 sports channel, and, most importantly, best-of-breed racing and sports information and analytics combined with extremely competitive odds (where we are able to offer fixed-odds wagering).

Notwithstanding our perceived competitive advantages, we face competition from companies that are substantially larger and better financed.  Our future success depends on our ability to compete effectively with them. As a result, we may have difficulty competing with these larger, established competitor companies. Generally, they have:

•	substantially greater financial, technical, and marketing resources;
•	larger customer bases;
•	better name recognition; and
•	potentially more expansive product or app offerings.

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly than us to new or emerging technologies and changes in user preferences and devote greater resources than us to developing and operating networks of affinity websites. These competitors may develop products or services that are comparable or superior. If we fail to address competitive developments quickly and effectively, we may not become or be able to remain a viable entity.

Intellectual Property

Trademark applications have been filed for the certain Apple iSports logos and marks with the United States Patent and Trademark Office in the US and with IP Australia. The following applications have been filed:

•	Australian trademark for the Apple iSports ‘a’ icon logotype was filed on 6 July, 2023 and approved on 14 February 2024
•	U.S. trade market for the Apple iSports ‘a’ icon logotype was filed on 18 July, 2023

Applications in the US for the swoosh and ball logos were withdrawn in December 2023.

We have not filed for patent protection for any of our betting processes which we have developed and which we believe to be novel. Instead, we will rely on trade secrets and know-how protection. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all third parties that develop software to maintain such information as confidential. These agreements may not provide meaningful protection for our unpatented technology in the event of unauthorized use, misappropriation, or disclosure.

Government Regulation.

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the sports betting industry. This industry is generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact its business.

The sports betting industry is heavily regulated and in order to continue our operations we must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction in which we operate. Our business is subject to extensive regulation under the laws, rules, and regulations of these jurisdictions. These laws, rules, and regulations generally concern the responsibility, financial stability, integrity, and character of the owners, managers, and persons with material financial interests in gaming operations, along with the integrity and security of our sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

These laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to; ensure that unsuitable individuals and organizations have no role in gaming operations, establish procedures designed to prevent cheating and fraudulent practices, establish, and maintain anti-money laundering practices and procedures, file periodic reports with gaming regulators, establish programs to promote responsible gaming and enforce minimum age requirements.

In addition, there are various U.S. relating to the advertising of gambling products that are not enforced by gambling regulators and are still applicable. Spam and privacy laws apply to our communications as well, such as having a link in emails or messages to allow immediate opting out.

Typically, a U.S. regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies (typically a gaming commission or state lottery) that regulate the affairs of owners, managers, and persons with financial interests in gaming operations. While we believe we comply in all material respects with all applicable sports betting laws, licenses and regulatory requirements in jurisdictions where we operate, we cannot assure that our activities or the activities of its users will not become the subject of any regulatory or law enforcement investigation, proceeding or other governmental action or that any such proceeding or action, as the case may be, would not have a material adverse impact on us or our business, financial condition or results of operations.

Government Licensing.

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or a determination of suitability from the responsible authorities. We will ensure that we obtain all necessary licenses to develop and put forth its offerings in the jurisdictions in which we operate and where our users are located. In this regard, we have received an Advance Deposit Wagering license from the North Dakota Racing Commission. As a result of this license, we are able to offer pari-mutuel wagering on racing in that state and a number of other U.S. states that do not currently have specific racing regulations. In addition, we have received a Sports Bookmaking License from the Northern Territory Racing Commission in the Northern Territory in Australia. As a result of that license, we can offer sports and racing wagering and fantasy sports throughout Australia. As of the date of this filing, we do not have a sports betting license in any state in the U.S. We intend to apply for sports betting licenses and additional racing licenses in several U.S. states where market access and economics make commercial sense to us. These states have not been identified as of this filing.

Gaming laws require us, and often each of our holding and intermediary companies as well as subsidiaries, certain of its directors, officers, and employees, and in some cases, certain of our controlling shareholders, to obtain licenses from, or found suitable by, gaming authorities. Licenses and suitability findings require a determination that the applicant is qualified. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity, responsibility and suitability of the applicant and its applicable affiliated entities and individuals (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued, or suitability finding made, by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or shareholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Events that may trigger the revocation of a gaming license or another form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity (provided that, generally, an individual with a conviction will not result in revocation of the company’s license, rather, if required by the regulator, that person must be removed from involvement with the company); (ii) failure to comply with any material term or condition of the gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining the gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering and/or counter terrorist financing laws or regulations; (vi) failure to meet commitments to users, including social responsibility commitments; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.

Employees.

As of the date of this filing, we have 5 full time employees, including senior management.

Item 1A. Risk Factors

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Given our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained herein, in evaluating our business and us.

Risks Related to Our Company

OUR CASH REQUIREMENTS ARE SIGNIFICANT. THE FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OUR OPERATIONS. Our business plan of developing, introducing and marketing our gaming platform will require a signification cash infusion. As stated, we estimated costs to complete our business plan are approximately $5,500,000. In addition, our ongoing annual expenses are approximately $2 to $3 million, excluding marketing. Therefore, we likely will need significant, additional capital thereafter until we achieve positive cash flow. As of December 31, 2023, the Company reported net losses of $3,014,313. In addition, as of December 31, 2023, the Company had a working capital deficit of approximately $5,307,174 (a significant part of $2,725,548 which is due to related parties) with cash on hand of approximately $673. Our auditor’s report for the December 31, 2023, year-end period includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Currently, we do not have sufficient financial resources to fund our business plan. Therefore, we need additional financing to continue these operations and as mentioned, we may need significant additional capital to achieve positive cash flow.

We believe that our existing capital resources are inadequate to enable it to execute its business plan. As of the date of this filing, we do not have a firm commitment for either additional debt or equity financing available to it to meet our current commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We estimate we will require additional cash resources during fiscal 2024 and beyond based on our current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional, perhaps significant, capital in the future. These capital expenditures are intended to be funded from third-party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this filing, the Company is indebted to certain affiliates in the amount of approximately $2,798,513. This debt is due on demand, and the Company cannot repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

WE HAVE INCURRED NET LOSS IN THE PAST AND WE MAY CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE. As stated above, we incurred a net loss of approximately $3,014,313 for the annual period ended December 31, 2023. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. Our ability to achieve and maintain profitability will depend in large part on our ability to, among other things, continue to develop our gaming and sports betting platform in a cost-effective manner, sequentially increase the number of users during a short period of time, and optimize our cost structure. We may not be able to achieve any of the above. We intend to continue to invest heavily in our fulfillment infrastructure and technology platform in the foreseeable future to support an even more carefully curated selection of products and offer additional value-added services. As a result of the foregoing, we believe that we may incur net losses in the future.

OUR OPERATING LOSSES AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT. Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not generate revenues, do not achieve profitability, and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules, and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $200,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply to trade our securities on a national stock exchange, which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance, and public company reporting; however, there can be no assurance that we will have sufficient cash resources to satisfy our public company reporting and compliance obligations. If we cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines, and penalties, our stock could be barred from trading in public capital markets, and we may have to cease doing business.

INABILITY TO MAINTAIN OPERATIONAL INFRASTRUCTURE AND SYSTEMS. We understand that there are several challenges related to our infrastructure that we are going to face in future. The main challenges are computing platforms, data acquisition, compute provisioning and management, data storage architectures, data analytics, and networks and communication. Some challenges that we may face in the future such as:

❖	Lack of Powerful Computing Platforms

The major challenge in growing processing power of computers has been the lack of energy and space to power supercomputers. IT managers have always been on the lookout for better and faster systems which will help in the faster processing of the large amounts of data available today.

❖	Data Acquisition Problems

Firewalls that protect emails, applications, and web browsing, which can cause important packet losses in TCP/IP networks. This can result in important data loss and reduce network speeds considerably, making online collaboration impossible. Similar losses can occur due to switches and routers that do not have the required high-speed memory.

❖	The dearth of Ways to Improve Data Analytics

Currently, there are not many methods in place that an app company can use to separate quality data from the humongous data sets. It is important to identify patterns in the data, correctly analyze it, and use it to make business decisions in infrastructure management.

❖	Improper Networks and Connectivity

For any app company to work smoothly, a good and reliable network must be in place. Without a reliable network connection, it is difficult to maintain service quality. New software-based methods and network architecture design are required for data optimization.

WE HAVE LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS. We commenced operations in late 2021 and have a limited operating history. However, our historical performance may not indicate of our future growth or financial results. Our growth may slow down or become negative, and revenues may decline for several possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, declining growth of our overall market or industry, the emergence of alternative business models, changes in rules, regulations, government policies or general economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. You should consider our prospects in light of the risks and uncertainties that companies with a limited operating history may encounter.

INTELLECTUAL PROPERTY INFRINGEMENT RESULTING IN COSTLY LITIGATION. Our success depends in part upon our proprietary technology. We rely primarily on trademark, copyright, service mark and trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We cannot assure you that third parties will not claim our current or future products infringe on their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS. Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur due to softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS, WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder, through his affiliates, owns approximately 64% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders may have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US. Certain conflicts of interest may exist between our officers and directors and us. Our officers and directors have other business interests to which they also must devote their time, resources, and attention. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their resources, time and attention to our Company and their other business interests.

Risks Related To the Gaming/Sports Betting Industry

WE MAY EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH MAKE OUR FUTURE RESULTS DIFFICULT TO PREDICT AND MAY CAUSE ITS OPERATING RESULTS TO FALL BELOW EXPECTATIONS. We expect our financial results to fluctuate in the future. These fluctuations may be due to various factors, some of which are outside of our control and may not fully reflect the underlying performance of its business.

Our financial results in any given period may be influenced by numerous factors, many of which we cannot predict or are outside of its control, including the impact of seasonality, customer betting results, and the other risks and uncertainties set forth herein. Consumer engagement in our gaming and online sports betting services may decline or fluctuate as a result of several factors, including the user’s level of satisfaction with its platforms, its ability to improve and innovate, its ability to adapt its platform, outages and disruptions of online services, the services offered by its competitors, its marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may negatively impact on our business, financial condition, results of operations or prospects.

THE SUCCESS, INCLUDING WIN OR HOLD RATES, OF EXISTING OR FUTURE IGAMING AND SPORTS BETTING PRODUCTS DEPENDS ON A VARIETY OF FACTORS AND IS NOT ENTIRELY IN OURCONTROL. The gaming and sports betting industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of gaming or sports bet, on average, will win or lose after a significant number of iterations. The net win is impacted by variations in the hold percentage (the ratio of a net win to the total amount wagered), or actual outcome, on the gaming and sports betting products that we offer to our users. We use the hold percentage as an indicator of a gaming’s or sports bet’s performance against its expected outcome. Although each gaming or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary in accordance with statistical probability. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed, and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates for our gaming offerings and sports betting wagers may differ materially from the theoretical win rates we have estimated and could result in the winnings exceeding its expectations based on statistical law. The variability of win rates (hold rates) also has the potential to negatively impact our financial condition, cash flow and overall business operations. In addition, we do not have an insurance policy to cover any excessive losses.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT ITS GROWTH INITIATIVES, AND SUCH CAPITAL MAY NOT BE AVAILABLE ON ECONOMICALLY FAVORABLE TERMS, IF AT ALL. THIS COULD HAMPER OUR GROWTH AND ADVERSELY AFFECT OUR BUSINESS. To fully develop our business plan and otherwise support our growth in the sports and gaming industries, we will need to raise additional capital to address these needs. These funds may be in the form of additional equity or debt financings. Our ability to obtain additional capital when required will depend on our business plans, investor demand, operating performance, capital markets conditions, and other variables, some of which are uncertain. If we raise additional funds by issuing equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of its currently issued and outstanding equity, and its existing stockholders may experience dilution. If we  unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances will be adversely affected, and our business will be severely harmed.

LACK OF INSURANCE FOR FIXED ODDS BETTING. The Company intends to manage its fixed odds betting through smart technology. There are no assurances that the Company will successfully manage its fixed odds betting. In addition, the Company does not maintain, nor does it intend to maintain, insurance to cover these types of bets. A significant loss in the fixed odds segment of its business will adversely impact on the Company and its operations.

INTENSE COMPETITION. We will face intense competition in the gaming/sports betting industry. Substantially some of our competitors, have greater managerial, financial, and technical resources than our company, as well as greater name and brand recognition than us. This type of environment is extremely challenging for a start-up company like us and, as a result, we may find it difficult for us to overcome and become a successful company.

Risks Related To Our Information Technology

WE RELY ON INFORMATION TECHNOLOGY AND OTHER SYSTEMS AND PLATFORMS, AND ANY FAILURES, ERRORS, DEFECTS OR DISRUPTIONS IN SUCH SYSTEMS OR PLATFORMS COULD DIMINISH OUR BRAND AND REPUTATION, SUBJECT US TO LIABILITY, DISRUPT ITS BUSINESS, AFFECT ITS ABILITY TO SCALE ITS TECHNICAL INFRASTRUCTURE AND ADVERSELY AFFECT ITS OPERATING RESULTS AND GROWTH PROSPECTS. OUR ONLINE GAMING OFFERINGS, SOFTWARE APPLICATIONS AND SYSTEMS, AND THE THIRD-PARTY PLATFORMS UPON WHICH THEY ARE MADE AVAILABLE COULD CONTAIN UNDETECTED ERRORS. Our technology infrastructure is provided by third party providers critical to the performance of our platform and offerings. For example, our back-end platform and all of our apps, which are critical to the Company’s performance, are provided by independent third-party providers. Third party providers’ systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be detrimental to our business.

The third parties upon which we rely provide resources for network and data security to protect our systems and data. We cannot assure with certainty that the measures we and such third parties take to prevent or reduce the likelihood of cyber-attacks, protect their systems, data, and user information, prevent outages, prevent data or information loss and fraud, and to prevent or detect security breaches, will provide absolute security. We may experience future website disruptions, outages and other performance problems resulting from various factors, including internet and application connection issues, infrastructure failure and changes, human or software errors and capacity constraints. Such disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and business prospects.

Some of our third-party platforms and systems are not fully redundant, and disaster recovery planning may not be sufficient for all eventualities. Our third-party service provider’s disaster recovery systems do not offer full offsite failover recovery, which could result in our operations and offerings being offline for a period of time to sufficiently recover any impacted third-party infrastructure and recover the latest available data, as well as any time required to receive the required regulatory approvals.

Additionally, our offerings may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular offering is unavailable when users attempt to access it, or navigation through our platforms is slower than they expect, users may be unable to place their gaming or sports betting wagers in time and may be less likely to return to our platform as frequently, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our brand perception, cause our users to stop utilizing its platforms, divert our resources and delay market acceptance of its offerings, any of which could result in legal liability to us or harm its business, financial condition, results of operations and business prospects.

WE RELY ON AGREEMENTS WITH ALL OF OUR SOFTWARE PROVIDERS. All of our software provider agreements for the development of our platform and apps grant us a license to use the platform and apps during the term of the respective agreement. These agreements call for a payment to the provider either a fixed monthly fee or a royalty type payment based on our revenues. In addition, the agreements can be terminated by either party with written notice after a period of time, usually a year. If for any reason, an agreement is terminated, including a monetary default, we may be unable to provide a substitute software provider in a timely manner to replace the outgoing platform or app. In addition, if we are required to enter into a new agreement with a replacement vendor, we may be required to invest a significant amount of additional capital to fully develop that application. These events could have a material adverse impact on our business and operations.

Risks Relating to Compliance with Gaming and Other Regulations

OUR BUSINESS IS SUBJECT TO A VARIETY OF U.S. LAWS, MANY OF WHICH ARE UNSETTLED AND STILL DEVELOPING, AND WHICH COULD SUBJECT IT TO CLAIMS OR OTHERWISE HARM ITS BUSINESS. ANY CHANGE IN EXISTING REGULATIONS OR THEIR INTERPRETATION, OR THE REGULATORY CLIMATE APPLICABLE TO OUR PRODUCTS AND SERVICES, OR CHANGES IN TAX RULES AND REGULATIONS OR INTERPRETATION THEREOF RELATED TO ITS PRODUCTS AND SERVICES, COULD ADVERSELY IMPACT ITS ABILITY TO OPERATE ITS BUSINESS AS CURRENTLY CONDUCTED OR AS IT SEEKS TO OPERATE IN THE FUTURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are generally subject to laws and regulations relating to gaming and online sports betting in the jurisdictions in which we conduct our business, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax, and consumer protection. These laws and regulations vary by jurisdiction and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes, and climates, as well as personal biases, may have a material impact on our operations and financial results. Some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. The regulatory environment in any jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. For example, in 2018, the U.S. Department of Justice (“DOJ”), reversed its previously issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. The DOJ appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit, which reaffirmed the district court’s decision on January 20, 2021. If such a ruling were to be appealed to the U.S. Supreme Court, an adverse ruling or other disposition of the case by the U.S. Supreme Court could impact our ability to engage in online internet gaming in the future.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view  us as having violated local laws and us as violating local laws despite our efforts to obtain all applicable licenses or approvals. There is also the risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors public entities or incumbent monopoly providers, or private individuals, could be initiated against

OUR GROWTH PROSPECTS DEPEND ON THE LEGAL STATUS OF REAL-MONEY GAMING IN VARIOUS JURISDICTIONS, AND LEGALIZATION MAY NOT OCCUR IN AS MANY STATES AS WE EXPECT OR MAY OCCUR AT A SLOWER PACE THAN WE ANTICIPATE. ADDITIONALLY, EVEN IF JURISDICTIONS LEGALIZE REAL MONEY GAMING, THIS MAY BE ACCOMPANIED BY LEGISLATIVE OR REGULATORY RESTRICTIONS AND/OR TAXES THAT MAKE IT IMPRACTICABLE OR LESS ATTRACTIVE TO OPERATE IN THOSE JURISDICTIONS OR THE PROCESS OF IMPLEMENTING REGULATIONS OR SECURING THE NECESSARY LICENSES TO OPERATE IN A PARTICULAR JURISDICTION MAY TAKE LONGER THAN WE ANTICIPATES, WHICH COULD ADVERSELY AFFECT ITS FUTURE RESULTS OF OPERATIONS AND MAKE IT MORE DIFFICULT TO MEET ITS EXPECTATIONS FOR FINANCIAL PERFORMANCE. Several states have legalized or are currently evaluating the legalization of real money gaming, and our business, financial condition, results of operations, and business prospects are significantly dependent upon the legalization status in these states. Our business plan is partially based upon the legalization of real money gaming in additional states and the legalization may not occur as anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or is otherwise delayed in obtaining, the necessary licenses to operate online sports betting in U.S. jurisdictions where such games are legalized, our future growth in online sports betting could be materially impaired.

As we enter new jurisdictions, states or the federal government may legalize real money gaming in an unfavorable manner. As a result, we may encounter legal, regulatory, and political challenges that are difficult or impossible to foresee and could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a land-based, licensed casino for online sports betting access, which tends to increase our costs. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting revenue, in addition to a federal excise tax of 25 basis points on the amount of each sports wager. Tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of its existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and, at times, may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more economically viable than others.

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS IN A PARTICULAR JURISDICTION, OR THE FAILURE TO SUCCESSFULLY OBTAIN A LICENSE OR PERMIT APPLIED FOR IN A PARTICULAR JURISDICTION, COULD IMPACT OUR ABILITY TO COMPLY WITH LICENSING AND REGULATORY REQUIREMENTS IN OTHER JURISDICTIONS, OR COULD CAUSE THE REJECTION OF LICENSE APPLICATIONS OR CANCELATION OF EXISTING LICENSES IN OTHER JURISDICTIONS, OR COULD CAUSE FINANCIAL INSTITUTIONS, ONLINE AND MOBILE PLATFORMS, AND DISTRIBUTORS TO STOP PROVIDING SERVICES TO US, WHICH WE RELY UPON TO RECEIVE PAYMENTS FROM, OR DISTRIBUTE AMOUNTS TO, ITS USERS, OR OTHERWISE TO DELIVER AND PROMOTE ITS SERVICES. Compliance with the various regulations applicable to real-money gaming is costly and time-consuming. Regulatory authorities at the U.S. federal, state and local levels have broad powers with respect to the regulation of real money gaming operations and may revoke, suspend, condition, or limit our real money gaming licenses, impose substantial fines, or take other actions, any one of which may have a material adverse effect on our business, financial condition, results of operations and business prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of its offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits, or approvals, and we could incur fines or experience delays related to the licensing process, which could adversely affect its operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent it from distributing its offerings, increasing its customer base and/or generating revenues. We cannot guarantee that it will be able to obtain and maintain the licenses and related approvals necessary to conduct its iGaming and online sports betting operations. Any failure to maintain or renew Our existing licenses, registrations, permits or approvals could have a material adverse effect on its business, financial condition, results of operations and business prospects.

OUR GROWTH PROSPECTS AND MARKET POTENTIAL WILL DEPEND ON ITS ABILITY TO OBTAIN LICENSES TO OPERATE IN JURISDICTIONS, AND IF WE FAIL TO OBTAIN SUCH LICENSES, ITS BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS PROSPECTS COULD BE IMPAIRED. Our ability to grow its business will depend on its ability to obtain and maintain licenses to offer its product offerings many jurisdictions or heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of its product offerings, increasing its user base and/or generating revenues. We cannot be certain that it will be able to obtain and maintain licenses and related approvals necessary to conduct its online sports betting operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on its business, financial condition, results of operations and business prospects.

IN SOME JURISDICTIONS, OUR KEY EXECUTIVES, CERTAIN EMPLOYEES, OR OTHER INDIVIDUALS RELATED TO THE BUSINESS ARE SUBJECT TO LICENSING OR COMPLIANCE REQUIREMENTS. FAILURE BY SUCH INDIVIDUALS TO OBTAIN THE NECESSARY LICENSES OR COMPLY WITH INDIVIDUAL REGULATORY OBLIGATIONS COULD CAUSE THE BUSINESS TO BE NON-COMPLIANT WITH ITS OBLIGATIONS OR IMPERIL ITS ABILITY TO OBTAIN OR MAINTAIN LICENSES NECESSARY FOR THE CONDUCT OF THE BUSINESS. IN SOME CASES, THE REMEDY TO SUCH SITUATION MAY REQUIRE THE REMOVAL OF A KEY EXECUTIVE OR EMPLOYEE AND THE MANDATORY REDEMPTION OR TRANSFER OF SUCH PERSON’S EQUITY SECURITIES. As part of obtaining real money gaming licenses, the responsible Gaming Authority will generally determine the suitability of certain directors, officers, and employees and, in some instances, significant stockholders. The criteria used by Gaming Authorities to determine who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming Authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any Gaming Authority with jurisdiction over our business were to find an applicable officer, director, employee, or significant stockholder is deemed by competent authorities to be unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever its relationship with that person. Furthermore, such Gaming Authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations, and prospects.

Risks Related To Our Securities

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL. We will need to raise additional capital to fund our ongoing operations. We have limited cash on hand and working capital. To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. Our capital expenditures are intended to be funded from third-party sources and affiliates if available, including the incurrence of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of December 31, 2023, the Company is indebted to certain affiliates in the amount of $2,798,513. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might, therefore, develop.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices   involving   high-pressure   sales tactics and unrealistic   price projections by inexperienced sales persons;  (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices  have been  manipulated  to a desired  consequent  investor  losses. Our management is aware of the abuses historically in the penny stock market.  Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly traded on OTC-Pink, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED, AND AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. We cannot e that a broader or more active public trading market for our shares of Common Stock will develop or be sustained or that any trading levels will be sustained. Due to these conditions, we they; cannot assure investors that they will be able to sell their shares of common stock at or near ask prices or at all if they need money or otherwise desire to liquidate their shares of common stock of our Company.

OUR MAJORITY SHAREHOLDER, WHO ALSO IS OUR DIRECTOR, MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. One of our  directors is deemed to beneficially own approximately 64% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders of our other shareholders, but he will have the ability to exert complete control over the affairs of the Company. Also, he will be able to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, , deferring, or preventing a change of control of, which may be disadvantageous to minority shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective.  Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that do not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the number of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE. Our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence the price of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low-volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of the date of this filing, we had 202,784,211 shares of our common stock issued and outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted, and such equity securities may have rights, preferences, or privileges senior or more advantageous to our common stockholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS. The business of selecting and entering into a merger is fraught with all kinds of issues.  For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure.  There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail, and the investor’s capital will be at risk.

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented, or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cyber Security.

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyber threats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats. Our Chief Executive Officer is assigned oversight of cyber-security risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Item 2. Properties.

We do not currently own any property. Our executive office is a virtual office located at 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612. We have two satellite offices in Australia; Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. The Lonsdale address is leased from a business owner of one of the Companies directors on a month to month basis at no charge. We consider our current principal office space arrangement adequate. Annual rent on our main U.S office and our satellite office in Australia is $946 in the U.S. and $3,068 in Australia.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-Pink Market under the symbol “AAPI.” The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-Pink. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low

Fiscal year ended December 31, 2022:
First Quarter	$5.70	$0.51
Second Quarter	$4.00	$2.26
Third Quarter	$4.04	$2.26
Fourth Quarter	$2.26	$2.26

Fiscal year ended December 31, 2023:
First Quarter	$3.00	$2.00
Second Quarter	$3.00	$3.00
Third Quarter	$3.03	$2.50
Fourth Quarter	$3.03	$2.03

Fiscal year ended December 31, 2024:
First Quarter	$4.35	$3.03

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 500,000,000 shares of Common Stock. As of December 31, 2023, there were 535 holders of record of the Common Stock.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated, audited financial statements of the Company for the annual periods ended December 31, 2023, and December 31, 2022, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

AiS has been engaged in the development of a digital sports betting and gaming platform. Our platform, when complete, will provide users with sports content, daily sports betting, and sport streaming solutions. Our aim is to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users can access our products via multiple devices including the web and mobile devices.

AiS is licensed in Australia via a provisional Northern Territory Online Bookmaking License which allows for racing, sports betting, and fantasy sports throughout Australia, which is one of the most mature legal betting markets in the world. In addition, we are licensed in North Dakota as an (ADW) provider, subject to completion of TRPB examination, which will allow us to provide pari-mutuel betting on racing in North Dakota and up to an additional 20 states that do not have specific regulations. NFL and other sports bets in the US are regulated separately from racing wagering and we will seek market access licenses for a number of states offering sports betting licenses over a 3-year timeline.

Our two primary markets are the U.S. (in select states where we are licensed) and Australia. We will have separate websites for both markets, namely www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

We have achieved the following milestones:

•

Since inception of AiS through December 31, 2023, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $1,400,000 in private placement funding and received loans from related parties in excess of $2,700,000

•

From December 2021 to October 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

•

In February 2022, we launched a content-rich blog site on the appleisports.com domain and initiated search engine optimization activities to increase the search performance of our site on Google search;

•	In April 2022 we reached an agreement with a leading provider of Australian racing data and form information for use on our racing platform;
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in Q2 2024;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an (ADW) license, subject to approval of Thoroughbred Racing Protective Bureau. In parallel, we initiated a Thoroughbred Racing Protective Bureau (TRPB) examination process. The TRPB provides integrity reporting to regulators administering ADW licenses. We expect the TRPB examination to be completed in Q1 2024. Completion of the TRPB examination is required to receive a state issued ADW;

•

In October 2022, we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion is April 2024 for launch in May 2024

•	In June 2024, we began User Acceptance Testing of our racing and sport betting platform with the NT Racing Commission. The expected completion date is March 2024.
•

In August 2024, we began engaging with connectivity and communications optimization with third parties and Native American-led service providers to develop a Class II online iGaming platform for the tribal casino market in the United States. This technology focus has led to the development of partnerships and offerings for gaming operators, both brick and mortar and on-line. The expected product launch for the tribal casino market is Q2 2024.

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined and are recorded at the historical cost basis and the consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange. As a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

Our address is 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of this filings): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

Results of Operations for the Fiscal Year Ended December 31, 2023 Compared to the Fiscal Year Ended December 31, 2022.

Results of Operations

During the fiscal years ended December 31, 2023 and 2022, the Company had no revenues. During the same periods, the Company had total operating expenses of $3,603,110 and $1,547,801, respectively. During the year ended December 31, 2023, operating expenses consisted of corporate expenses of $548,582, consulting and professional fees of $1,580,451, selling, general and administrative expenses of $810,066, and research and development expenses of $664,011. During the year ended December 31, 2022, operating expenses consisted of corporate expenses of $480,664, consulting and professional fees of $628,316, and selling, general and administrative expenses of $438,821. The 133% increase in operating expenses for the current year over the prior year is primarily due to increased operating activity driven by increases in consulting and professional fees as the Company prepares to launch their apps.

During the years ended December 31, 2023, and 2022, we had $60,746 and $15,812 respectively, in interest expense attributable to related party debt.

During the years ended December 31, 2023 and 2022, we had net loss of $3,678,323 and $1,570,077, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Net Cash Used in Operating Activities	$(1,466,521)	$(1,278,656)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	1,468,921	1,259,881
Effect of changes in exchange rate on cash and cash equivalents	(21,584)	24,967
Net Change in Cash	$(19,184)	$6,193

Operating Activities

During the year ended December 31, 2023, the Company incurred a net loss of $3,678,323 which after adjusting for increases in goods and services tax receivable of $(46,384), foreign exchange loss of 14,467, accounts payable and accrued expenses of $2,108,523, accrued interest of $60,111 and accrued payroll of $75,085 resulted in net cash of $(1,466,521) being used in operating activities during the period. By comparison, during the year ended December 31, 2022, the Company incurred a net loss of $1,570,077 which after adjusting for increases in goods and services tax receivable of $(11,326), accounts payable and accrued expenses of $262,046, accrued interest of $16,218, accrued payroll of $31,249, and prepaid and other assets of $(6,766) resulted in net cash of $(1,278,656) being used in operating activities during the period.

Investing Activities

During the years ended December 31, 2023 and 2022, the Company had no cash flows from investing activities.

Financing Activities

During the year ended December 31, 2023, the Company received $1,468,921 from financing activities by way of a $1,368,621 in loans from related parties, $100,000 from stock issuances, and $300 in advances from related parties. By comparison, during the year ended December 30, 2022, the Company received $1,259,881 from financing activities by way of $1,195,890 in loans from related parties, issuance of common stock of $62,000 and $1,991 in advances from related parties.

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

Implementation of our Business Plan.

In order to fully implement our business plan, we will require a total of $5,500,000 in public or private funds to be allocated during the next 12 months. The estimated cost breakdown is as follows:

Amount ($)	Expenditure
200,000	Sportsbook and Fantasy app completion and deployment
800,000	Apple iSports 24/7 branded app completion and deployment
1,500,000	Marketing and Public Relations
1,500,000	Acquisition of existing operators in Australia and the US
500,000	Legal and regulatory
1,000,000	Administration and compensation to officers
5,500,000	Total

Sportsbook App deployment includes software development fees payable to 3rd parties and in-house design and development activities, primarily offering specification and process flows, related to our core sportsbook platform. Presently, this app is 95% complete.

Apple iSports 24x7 FAST Sports Channel deployment includes software development fees payable to 3rd parties. The channel will be completed in Q2 2024.

Fantasy Sports App deployment includes software development fees payable to 3rd parties and in-house process and design specifications. Presently, this app is 90% complete.

Marketing and Public Relations includes fees payable to 3rd parties to implement our marketing programs. Our marketing expenses will vary depending on our available cash. As mentioned herein, we have budgeted $1.5 million for marketing and public relations for the next 12 months based on receiving $5,500,000 in required funds. These amounts may increase if we are able to raise amounts beyond the required funds.

Legal and regulatory includes legal and audit fees in connection with the Company’s filings with the Securities and Exchange Commission as well as supporting applications for ADW and sports betting licenses in various U.S. states.

Administration and compensation includes administrative overhead and salaries to officers.

Once our 24x7 FAST Sports Channel is completed, we expect to generate revenue from the sale of advertising on the channel, which is projected to begin in Q2 2024. We expect to roll out fantasy sports in U.S. states that do not require licenses in Q2 2024. Fantasy sports generates no risk revenue from inception. In early 2024, we will roll out sports betting, racing, and fantasy sports in Australia which apps hope to be in operation prior to the Australian Autumn Racing Carnival in April 2024. We expect to generate gaming revenue from users on with respect to these apps.

If we are unable to raise the entirety of the required funds $5,500,000, we will have to curtail our operations. If we receive $1,500,000 in funding, we will allocate such funds as follows;

•	$550,000 for the completion and deployment of our Sportsbook and Fantasy Sports Apps in Australia and includes racing in North Dakota and, over time, a range of other states in the U.S. We do not expect any further capex for the platform roll-out, and additional web-site development and optimization
•	$500,000 for the completion and roll out of our 24/7 Sports App which will enable us to deliver the app in Australia and all states of the U.S.,
•	$100,000 for professional and advisory fees,
•	$250,000 for marketing and public relations, and
•	$100,000 for salaries.
•	$1,500,000 - Total

We expect to generate gaming revenues from the rollout of our racing, Sportsbook and Fantasy Sports Apps in Australia and racing in North Dakota and other states. We also expect to generate advertising revenue from the roll out of our 24/7 Sports App in Australia and all states of the U.S. At this time, we cannot predict the level of income from the projected revenue sources.

Thereafter, as more cash becomes available, we plan to prioritize our operations in the following order:

•	Sports and racing betting in Australia,
•	24/7 Sports App roll out in Australia and the US,
•	Fantasy Sports App roll out in the U.S. and related marketing activities,
•	Racing app roll out in North Dakota and related states,
•	Marketing relating to racing,
•	Sports betting roll out in initial U.S. states, and
•	Expansion of ADW (racing) and sports betting to additional states.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report

Apple iSports Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apple iSports Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple iSports Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022 and the related statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs, incurred a net loss and negative cash flow from operations for the year ended December 31, 2023, which raises substantial doubt about their ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2022.

Blue Bell, Pennsylvania

April 22, 2024

APPLE ISPORTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$673	$19,857
Goods and service tax receivable	61,798	14,120
Marketable security	100	100
Prepaid and other assets	6,812	6,766
Total current assets	69,383	40,843

Total assets	$69,383	$40,843

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,464,558	$319,537
Due to related party	4,999	4,699
Loans payable - related parties	2,720,549	1,310,873
Accrued interest - related parties	77,964	16,248
Accrued payroll	108,487	31,249
Total current liabilities	5,376,557	1,682,606

Total liabilities	5,376,557	1,682,606

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 202,784,211 and 7,642,211 issued and outstanding as of December 31, 2023 and 2022	20,278	764
Additional paid-in capital	5,223,245	5,142,759
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	(60,130)	26,958
Accumulated deficit	(10,437,613)	(6,759,290)
Total stockholders’ deficit	(5,307,174)	(1,641,763)

Total Liabilities and Stockholders’ Deficit	$69,383	$40,843

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2023	2022
Net revenues	$—	$—

Operating expenses:
Corporate expense	548,582	480,664
Consulting and professional fees	1,580,451	628,316
Selling, general and administrative	810,066	438,821
Research and development	664,011	-
Total operating expenses	3,603,110	1,547,801

Loss from operations	(3,603,110)	(1,547,801)

Other expenses:
Interest expense	60,746	15,812
Foreign exchange loss	14,467	6,464
Total other expenses	75,213	22,276

Operating loss before income taxes	(3,678,323)	(1,570,077)

Provision for income taxes	—	—
Net loss	$(3,678,323)	$(1,570,077)

Foreign currency translation adjustment	(87,088)	24,967
Comprehensive loss	(3,765,411)	(1,545,110)

Net loss per share - basic and diluted	($0.02)	($0.20)

Weighted number of shares outstanding
Basic and Diluted	202,746,293	7,642,211

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2021	7,642,211	$764	$5,080,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Issuance of subsidiary common stock			62,000				62,000
Other comprehensive income					24,967		24,967
Net loss						(1,570,077)	(1,570,077)

Balance as of December 31, 2022	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2022	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with merger	195,062,000	19,506	(19,506)				—
Issuance of common stock	80,000	8	99,992				100,000
Other comprehensive income					(87,088)		(87,088)
Net loss						(3,678,323)	(3,678,323)

Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,678,323)	$(1,570,077)
Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange loss	14,467	—

Change in operating assets and liabilities:
Good and services tax receivable	(46,384)	(11,326)
Accounts payable and accrued expenses	2,108,523	262,046
Accrued interest - related party	60,111	16,218
Accrued payroll	75,085	31,249
Prepaid and other assets	—	(6,766)
Net cash used in operating activities	(1,466,521)	(1,278,656)

Cash flows from financing activities
Advances to related party	300	1,991
Proceeds from loan payable from related party	1,368,621	1,195,890
Proceeds from issuance of common stock	100,000	62,000
Net cash provided by financing activities	1,468,921	1,259,881

Effect of changes in exchange rates on cash and cash equivalents	(21,584)	24,967

Net increase (decrease) in cash and cash equivalents	(19,184)	6,193

Cash and cash equivalents, beginning of year	19,857	13,664

Cash and cash equivalents, end of year	$673	$19,857

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY HISTORY AND NATURE OF BUSINESS

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023 changed its name to Apple iSports Group, Inc. Effective March 23, 2023 the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS. In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31. For financial reporting purpose, the transaction is considered a combination of businesses under common control, as the Company and AiS were commonly controlled, and thus the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods presented.

AiS, formed on May 29, 2019 in the State of Delaware, and has been engaged in the development of an online sports engagement portal that will include, racing and sports betting, fantasy sports and sports content. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary.

Paramount Capital Inc, formed on September 19, 2019, in the State of Wyoming with the plan of being a banking arm of the Company. It is a wholly owned subsidiary and since inception it has had limited operating activity.

The Company consolidated the total assets and liabilities of AiS after taking into account intercompany eliminations and audit adjustments for the year 2022. Since the consolidation was done retrospectively, the Company adjusted the beginning balance of the following accounts to include AiS’s balances as of January 1st, 2022.

	January 1, 2022
	Prior to Acquisition	Effect of Acquisition	After Acquisition
Common shares outstanding	7,642,211	—	7,642,211
Par value	$764	$—	$764
Additional paid-in capital	5,050,769	29,990	5,080,759
Treasury stock	(52,954)	—	(52,954)
Accumulated other comprehensive income	—	1,991	1,991
Accumulated deficit	(5,180,435)	(8,779)	(5,189,213)
Stockholders’ deficit	$(181,856)	$23,202	$(158,654)

The following table includes the financial information as originally reported and the net effect of the AiS acquisition after elimination of intercompany transactions.

	December 31, 2022
	Prior to Acquisition	Effect of Acquisition	After Acquisition
Total Assets	$3,096	$37,747	$40,843
Total Liabilities	$115,744	$1,566,863	$1,682,607
Net Loss	$50,118	$1,519,958	$1,570,077
Basic and diluted loss per share	$(0.01)	$—	$(0.20)
Basic and diluted shares outstanding	7,642,211	—	7,642,211

The following table includes a reconciliation of the financial information for the year ended December 31, 2023 as being reported, the net effect of the Ais acquisition after elimination of intercompany transactions, and the financial information that would have been, had the Company not acquired AiS:

	December 31, 2023
	Prior to Acquisition	Effect of Acquisition	After Acquisition
Total Assets	$92	$69,921	$69,383
Total Liabilities	$186,644	$5,189,913	$5,376,557
Net Loss	$99,604	$3,578,719	$3,678,323
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)
Basic and diluted shares outstanding	7,722,211	195,062,000	202,784,211

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2023, the Company reported a net loss of $3,678,323, negative working capital of $5,307,174 and an accumulated deficit of $10,437,613. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of debt and, or, equity to fund the continued development of its multi-faceted sport betting platform and ultimately achieve profitable operations. The Company’s plan is to obtain such resources by relying upon continued advances from significant stockholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated statements of comprehensive loss.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiaries, AiS, AIS Australia and Paramount Capital Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance their proprietary technology through the acquisition of 3rd party intellectual property. As such, in 2022, the Company entered into an agreement to transfer $1,000,000 AUD (U.S. $664,011) in the Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for their operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the year ended December 31, 2023; however, subsequent to December 31, 2023, the Company and the third-party entered into a binding recession. See Note 8 Subsequent Events for further details. As of December 31, 2023, these shares had not been issued to the third-party and U.S. $664,011 is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023.

Foreign Currency Transactions and Translation

The Company’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned subsidiary, AIS Australia’s functional currency in which it operates is Australian Dollars (“AUD”).

For the purpose of presenting these consolidated financial statements the reporting currency is U.S. $. AIS Australia’s assets and liabilities are expressed in U.S. $ at the exchange rate on the balance sheet date, stockholders’ equity accounts are translated at historical rates, income and expense items are translated at the average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ deficit section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the consolidated statements of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2023	0.6812	0.6640
December 31, 2022	0.6766	0.6947

Fair Values of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

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

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

Related Party Transactions

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 4 below for details of related party transactions in the period presented.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. Australian bank accounts are insured with deposit protection up to 250,000 AUD. U.S. bank accounts are insured with deposit protection up to $250,000.The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company determines revenue recognition through the following steps:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations in the contract

Step 5: Recognize revenue when the entity satisfies a performance obligation

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (EPS) resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when their effect is anti-dilutive. Because the Company does not have any common stock equivalents, such as stock options and warrants, the amounts reported for basic and diluted net loss per share were the same.

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

Recently Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Accounting Pronouncements Not Yet Adopted

 In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

NOTE 4. RELATED PARTIES

Related Party Payables

Related Party	Note	December 31, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$2,145,875	$912,189
Apple iSports Investment Group Pty	(b)	177,420	176,227
ABA Investment Group Pty Ltd	(c)	306,734	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		2,720,549	1,310,873

Cres Discretionary Trust No. 2	(a)	60,752	10,628
Apple iSports Investment Group Pty	(b)	8,251	2,909
ABA Investment Group Pty Ltd	(c)	8,961	2,711
Total accrued interest		77,964	16,248

Due to Stockholder	(f)	4,999	4,699
Total Due to related party		$4,999	$4,699

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company's director is the sole officer and controlling stockholder of the Lender. The Lender also is the Company's majority shareholder. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Lender. Loan Payable for the years ended December 31, 2023, and 2022 was $2,145,875 and $912,189 respectively. Accrued interest for the years ended December 31, 2023, and 2022 was $60,752 and $10,628 respectively. Interest expense for the years ended December 31, 2023, and 2022 was $50,123 and $10,628.

b) On April 8, 2022 the Company’s wholly owned subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender. Loan payable for the years ended December 31, 2023, and 2022 was $177,420 and $176,227 respectively. Accrued interest for the years ended December 31, 2023, and 2022 was $8,251 and $2,909 respectively. Interest expense for the years ended December 31, 2023, and 2022 was $5,342 and $2,909.

c) On April 8, 2022 the Company’s wholly owned subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate and is payable on demand by the Subsidiary Lender 2. Loan payable for the years ended December 31, 2023, and 2022 was $306,734 and $131,937 respectively. Accrued interest for the years ended December 31, 2023, and 2022 was $8,961 and $2,711 respectively. Interest expense for the years ended December 31, 2023, and 2022 was $6,250 and $2,711.

d) On March 31, 2022, the Company entered into a loan agreement with Utti Pty Ltd (“Utti”). Utti is owned by a director of the Company. The loan is unsecured, bears interest at a rate of 3%, and is payable upon demand. Loan payable for the years ended December 31, 2023, and 2022 was $68,970.

e) On March 31, 2022, the Company entered into a loan agreement with Mt. Wills Gold Mines Pty Ltd (“Mt. Wills”). The Company’s director also is a director and shareholder of Mt. Wills. The loan is unsecured, bears interest at a rate of 3%, and is payable upon demand. Loan payable for the years ended December 31, 2023, and 2022 was $21,550.

f) During the years ended December 31, 2023, and 2022, a director of the Company has advanced $4,999, and $4,699,  to the Company. The advances were unsecured and interest free.

NOTE 5. INCOME TAXES

The Company utilized the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all a deferred tax asset will not be realized, a valuation allowance is recognized.

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the years ended December 31, 2023 and 2022. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the years ended December 31, 2023 and 2022. The applicable statutory tax rate is 25%.

The Company’s income tax returns are subject to the various tax authorities’ examinations. The federal, state, and local authorities of the U.S. may examine the Company’s tax returns filed in the U.S. for three years from the date of filing. The Company’s U.S. income tax returns since 2019 are currently subject to examination.

The Australian Taxation Office may examine the Company’s income tax returns filed in Australia for 4 years from the date of filing. The Company’s Australian subsidiary’s tax year end is currently June 30. The Company is planning on filling its June 30, 2023 tax return by the deadline on May 15, 2024.

Significant components of the Company’s net deferred income tax assets as of December 31, 2023 and 2022 consist of net operating loss carryforwards. The net operating loss carry forwards for U.S. federal tax and Australian tax purposes are available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carry forwards are available for carryforward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

As of December 31, 2023 and 2022, the Company had total net operating loss carryforwards of approximately $2,495,974 and $1,526,516, which consists of U.S. federal and State of Delaware net operating loss carryforwards of $678,660 and $363,476 and Australian net operating losses of $1,817,314 and $1,163,040.

The income tax (benefit) provision consists of the following:

	December 31, 2023	December 31, 2022
Current	$-	$-
Deferred
United States – Federal & State	(315,184)	(112,330)
Australia	(654,274)	(226,286)
Change in valuation allowance	969,458	338,616
Income tax expense (benefit)	$-	$-

The reconciliation of the statutory federal, state, and foreign rate to the Company’s effective income tax rate is as follows:

	December 31, 2023	December 31, 2022
U.S. federal income tax benefit
Federal statutory rate	25%	25%
State tax, net of federal tax effect	6.9%	6.9%
Foreign tax, net of federal tax effect	19.8%	19.8%
Change valuation allowance	(51.7)%	(51.7)%
Net	0.0%	0.0%

The primary components of the Company’s December 31, 2023 and 2022 deferred tax assets and related valuation allowances are as follows:

	December 31, 2023	December 31, 2022
Net operating loss – United States	$659,338	$468,615
Net operating loss - Australia	1,014,065	235,330
Valuation allowance	(1,673,403)	(703,945)
Deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income (loss). As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2023, and accordingly, the Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

NOTE 6. STOCKHOLDERS’ DEFICIT

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which;

(a). Increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares, and

(b). Increased the authorized shares of preferred stock of the Company, par value $0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation. (

Preferred Stock

As of December 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the years ended December 31, 2023 and 2022.

Common Stock

As of December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On March 23, 2023, pursuant to the Stock Exchange Agreement with AiS, the Company issued 195,062,000 shares of its common stock. Along with the Stock Exchange Agreement the Company also reissued 31,000 stock purchase warrants that had been previously issued by AiS.

On June 20, 2023, the Company received a subscription agreement for the purchase of 80,000 shares at a price of $1.25 for total proceeds of $100,000.

Treasury Stock

The Company’s treasury stock comprised one share of common stock acquired at a cost of $52,954.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company or its subsidiaries may be named a party to claims and/or legal proceedings. Neither the Company nor its subsidiaries have been named in and are not aware of any matters which management believes will result, either individually or in the aggregate, in a material adverse effect to its financial condition or results of operations.

As of December 31, 2023, the Company leased short term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short term leases from presentation on the balance sheet.

NOTE 8. SUBSEQUENT EVENTS

On February 16, 2024, the Company entered into a private funding agreement with unaffiliated third parties and agreed to issue 2,590,400 shares of its common stock for a total purchase price of $647,600, which shares have not been issued as of the date of this filing.

On March 6, 2024, the Company entered into a convertible promissory note purchase agreement with SeaPort Inc. whereas the Company shall loan a maximum amount of $1,000,000 to SeaPort which is to be converted into shares of preferred or common stock in SeaPort Inc.

On April 16, 2024, the Company, and the third-party provider of the intellectual property rights (further discussed in Note 3 above), entered into a binding rescission, whereas the intellectual property rights were rescinded and the third-party waived and discharged its rights and interest to the $1,000,000 AUD in shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

•	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

•

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

While these control deficiencies did not result in any audit adjustments to our 2023 or 2022 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of the principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On February 16, 2024, the Company entered into a private funding agreement with unaffiliated third parties and agreed to issue 2,590,400 shares of its common stock for a total purchase price of $647,600, which shares have not been issued as of the date of this filing.

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age, and position of sole executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Graham Martin	63	Chairman
Joe Martinez	71	Chief Executive Officer and Director
Jeremy Samuel	54	President and Director
Lee Saltzer	41	Chief Operating Officer
Rishi Kher	32	Chief Financial Officer
Marino Sussich	63	Director

Graham Martin. Mr. Martin became Chairman in April 2023. Mr. Martin brings over 40 years of experience in betting and corporate development, having developed and exited a number of traditional and online betting businesses. Mr. Martin is also very well recognized in the industry for his contributions to the establishment of gaming laws within several jurisdictions and is a pioneer of the online gaming and gambling industry, having written the World’s first online offshore betting law in Alderney within the Bailiwick of Guernsey.

Joe Martinez.  Mr. Martinez became Chairman and Chief Executive Officer of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He became Chairman and Chief Executive Officer of AiS on August 15, 2022. Mr. Martinez brings a strong background as a financial and operating executive. From January 2022, he has been the chief revenue officer of IPK Technologies, San Diego, California. In addition, Mr. Martinez is the founder and managing partner of Core Venture Partners, LLC, a merchant banking firm founded in 1998 that provides management consulting and financial advisory services to early-stage, middle-market public and private companies. Mr. Martinez has an MBA in Finance from the University of Denver.

Jeremey Samuel. Mr. Samuel became the Company’s President in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed President and Chief Executive Officer of AiS in October 2021. He resigned as Chief Executive Officer on August 15, 2022the present, he has been the principal of Clarity Growth Solutions, a consulting firm providing digital marketing, which coincided with the appointment of Mr. Martinez. From August 2005 to the present, he has been the principal of Clarity Growth Solutions, a consulting firm providing digital, marketing, and technology strategies to various clients in greater Melbourne, Australia.

Lee Saltzer. Mr. Saltzer became the Company’s Chief Operating Officer in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed Chief Operating Officer of AiS in February 2023. Mr. Saltzer has over 20 years of industry experience, having worked for some of the most successful online wagering companies in Australia in operational, managerial, and executive roles, including as head of racing operations and head of trading operations. He brings deep experience in the technical, operational, regulatory, and marketing aspects of online wagering.

Rishi Kher. Mr. Kher became the Company’s Chief Financial Officer in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed Chief Financial Officer of AiS in November 2021. Mr. Kher was a certified public accountant with Ernst & Young Australia from 2009 to 2016. Since that time, he has acted as a director and CFO on a consulting basis for several technology and manufacturing start-ups.

Marino Sussich. Mr. Sussich was appointed sole officer and director of the Company on November 16, 2022. He resigned in his officer capacity on the closing date of the Stock Exchange Agreement on March 23, 2023; however, he remains a director of the Company. He was the founder of AiS. Mr. Sussich is a serial entrepreneur who has provided consulting services to small and medium sized companies.

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

During this fiscal year, the Section 16 Reporting were not complied with by the Company’s officers, directors and greater than 10% shareholders. Compliance by such parties will be accomplished as soon as possible.

Significant Employees

We have no significant employees other than the officers and directors named in this Annual Report.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during fiscal years ended December 31, 2023 and December 31, 2022. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Marino Sussich	2023	-	-	-	-	-	-
Former Chairman and Current Director	2022	-	-	-	-	-	-
Graham Martin	2023	-	-	-	-	-	-
Chairman	2022	-	-	-	-	-	-
Jeremy Samuel (1)	2023	240,000	-	-	-	-	-
Former Chief Executive Officer, Current President, and Director	2022	240,000	-	-	-	-	-
Stephen Oliver (2)	2023	19,920	-	-	-	-	-
Former Chief Operations Officer	2022	125,046	-	-	-	-	-
Rishi Kher	2023	70,385	-	-	-	-	-
Chief Financial Officer (3)	2022	30,827	-	-	-	-	-
Ashley Kent	2023	19,920	-	-	-	-	-
Former Chief Marketing Officer (4)	2022	72,944	-	-	-	-	-
Joe Martinez	2023	240,000	-	-	-	-	-
Chief Executive Officer and Chairman (5)	2022	240,000	-	-	-	-	-
Lee Saltzer	2023	129,482	-	-	-	-	-
Chief Operating Officer (6)	2022	64,022	-	-	-	-	-

Employment Agreements.

Except as noted below, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

(1) On November 1, 2021, Mr. Jeremy Samuel, and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Samuel as President of Apple iSports Inc. for a period of three years. His annual salary is $240,000

(2) On December 30, 2021, Mr. Stephen Oliver, and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Oliver as the Chief Operating Officer of Apple iSports Australia Pty Ltd. His annual salary for 2022 was AUD 180,000 (USD $125,046). His contract expired on February 28, 2023, for which he received a total 2023 compensation of AUD 30,000 (USD $19,920)

(3) On November 30, 2021, Mr. Rishi Kher and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Kher as the Chief Financial Officer of Apple iSports Australia Pty Ltd. His annual salary for 2022 was AUD 44,375 (USD $30,827). Beginning 1/1/2023, Mr. Kher’s contract was renegotiated to reflect an annual 2023 salary of AUD 106,000 (USD $70,385)

(4). On June 1, 2022, Mr. Ashley Kent, and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Kent as the Chief Marketing Officer of Apple iSports Australia Pty Ltd. His annual salary for 2022 was AUD 105,000 (USD $72,944). His contract expired on February 28, 2023, for which he received a total 2023 compensation of AUD 30,000 (USD $19,920)

(5). On August 15, 2022, Mr. Joe Martinez, and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Martinez as CEO and Chairman of Apple iSports Inc. His annual salary is $240,000

(6) On February 1, 2023, Mr. Lee Saltzer was appointed Chief Operating Officer of Apple iSports Australia Pty Ltd. His annual salary for 2022 and 2023 was AUD 92,158 (USD $64,022) and AUD 195,000 (USD $129,482)

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2023. However, the Company intends to establish a stock option plan for its executive officers and employees in the immediate future.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2023. No equity awards were made during the fiscal year ended December 31, 2023.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2023.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2023.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2023.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control. Joe has a 90 salary severance according to the employment agreement.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2023.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2023 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this filing and gives effect to the Stock Exchange by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 202,784,211 shares of common stock outstanding as of the date of this filing (and excludes 2,590,400 shares of common stock to be issued). Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Joe Martinez - Chief Executive Officer and Chairman	-	-
Jeremy Samuel – President and Director	-	-
Rishi Kher – Chief Financial Officer	-	-
Lee Saltzer – Chief Operations Officer	57,140	<1%
Marino Sussich(1)	130,733,809	64%
Graham Martin	-	-
All officers and directors as a group (5 individuals)	130,790,949	64%

Greater than 5% Shareholders
Cres Pty Ltd atf Cres Discretionary Trust No. 2 (1)	123,970,000	66%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended April 30, 2022, the Company received an advance of $21,550 from Mt. Wills Gold Mines Pty Ltd. (“Mt. Wills”) to fund its working capital requirements. Mr. Anthony Lococo, our former sole officer and director, is a director of Mt. Wills. In addition, our current director also is a director of Mt. Willis.

As of the year ended December 31, 2023, the Company owed a total of $2,720,549 to related party companies: $2,145,875 to Cres Discretionary Trust No. 2, $177,420 to Apple iSports (Cres Discretionary Trust No. 2 as well), $306,734 to ABA Investment Group Pty Ltd, $68,970 to Utti Oco Pty Ltd, and $21,550 to Mt. Wills. Please refer to Note 4 of our audited financial statements contained in the Form 10-K for further information.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

 Director Independence:

Our common stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely accepted criteria, we have determined that our directors are not independent as they also serves as officers of the Company or are a controlling shareholder.

Item 14. Principal Accountant Fees and Services.

Morison Cogen LLP is the Company’s current independent registered public accounting firm.

(1) Audit Fees

 The aggregate fees billed for each of the last two fiscal years (ended December 31, 2023 and 2022) for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2023	$110,695	Morison Cogen LLP
2022	$18,000	Pinnacle Accountancy Group of Utah

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$0
2022	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2023	$0
2022	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2023	$0
2022	$0

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
2.1(i)	Stock Exchange Agreement by and among the Company, Apple iSports, Inc. and the shareholders of Apple iSports, Inc.(8)
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)
3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018(3)
3.1(iv)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on May 5, 2022 (7)
3.1(v)	Certificate of Incorporation of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019(8)
3.1(vi)	Certificate of Amendment of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019(8)
3.1(vii)	Certificate of Registration of Apple iSports Australia Pty. Ltd filed Australian Securities and Investments Commission on November 21, 2021.(8)
3.1(viii)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 31, 2023.(9)
3.2	Bylaws (1)
10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)
10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)
10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)
10.4	Letter Agreement by and between Joe Martinez and Apple iSports, Inc. dated August 22, 2022(8)
10.5	Contractor Agreement by and between WI John Galt Pty Ltd (Jeremy Samuel) and Apple iSports Australia Pty Ltd. dated December 1, 2021(8)
10.6	Engagement Letter by and between XB4 and Apple iSports Australia Pty Ltd. dated November 30, 2021(8)
10.7	Employment Agreement by and between Lee Saltzer and Apple iSports Australia Pty Ltd. dated December 6, 2021(8)
10.8	Services Agreement by and between Sports Radar AG and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information](8)
10.9	Software License Agreement by and between Scout Ltd. and Apple iSports, Inc. dated October 5, 2022 [Exhibit Contains Redacted Information](8)
10.10	Racelab Product and Services Agreement by and between RACELAB Pty Ltd and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information](8)
10.11	Para-Mutual Services Agreement by and between Las Vegas Dissemination Inc. and Apple iSports, Inc. dated August 4, 2022 [Exhibit Contains Redacted Information](8)
10.12	Letter Agreement by and between Sports Entertainment Network Pty Ltd and Apple iSports Australia Pty Ltd dated March 20, 2023 [Exhibit Contains Redacted Information](8)
10.13	Unbeaten Channel Agreement by and between DSI by Inverleigh Pty Ltd and Apple iSports Australia Pty Ltd dated March 24, 2023 [Exhibit Contains Redacted Information](8)
21.1	Subsidiaries*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
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
(9)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

/s/ Joe Martinez	Date: April 22, 2024
Joe Martinez
Chief Executive Officer

/s/ Rishi Kher	Date: April 22, 2024
Rishi Kher
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe Martinez	Date: April 22, 2024
Joe Martinez
Chief Executive Officer

/s/ Jeremy Samuel	Date: April 22, 2024
Jeremy Samuel
President and Director

/s/ Marino Sussich	Date: April 22, 2024
Marino Sussich
Director

