Form 10-Q/A
period 2023-03-31
Apple iSports Group, Inc.
filed 2024-05-22
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 2

FORM 10-Q/A

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-32389

APPLE iSPORTS GROUP, INC. (formerly
PREVENTION INSURANCE.COM)
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

EXPLANATORY NOTE

General

Prevention Insurance (now Apple iSports Group, Inc.) (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023. This Form 10-Q/A restates certain financial information, management’s discussion and analysis, and related footnote disclosures in the Company’s previously issued unaudited quarterly financials (collectively, the “Previously Issued Financial Statements”). Except to the extent expressly set forth herein including the name change of the Company, this 10-Q/A speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the date of the original filing other than to correct the stated deficiencies.

Background on Restatement

On April 16, 2024, the Company’s management concluded that the Company's Previously Issued Financial Statements should be restated and no longer relied upon due to the Company not appropriately   accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable. Additionally, the total number of  common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected  as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in  a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2023 and 2022.

The financial information that had been previously filed or otherwise reported for the Previously Issued Financial Statements is superseded by the information in this Form 10-Q/A and should no longer be relied upon. Similarly, any previously issued or filed reports, earnings releases, and investor presentations or other communications describing the Company’s financial statements and other related financial information covering the Previously Issued Financial Statement should no longer be relied upon.

Refer to Note 2 - Restatement of Previously Issued Financial Statements and Note 3 – Intellectual Property Rights for additional information, including the impact on the specific accounts.

2

3

Part I

Item 1. Financial Statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

4

PREVENTION INSURANCE.COM

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023 (As Restated)	December 31, 2022 (As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,015	$19,857
Goods and service tax receivable	18,836	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	66,951	34,077
Intangible assets, net	6,717	6,766
TOTAL ASSETS	$73,668	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$845,427	$319,537
Due to related party	4,699	4,699
Loans payable - related parties	1,569,813	1,310,873
Accrued interest - related parties	25,580	16,248
Accrued payroll	273,402	31,249
TOTAL CURRENT LIABILITIES	2,718,921	1,682,606

TOTAL LIABILITIES	$2,718,921	$1,682,606

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 500,000,000 shares authorized, 202,704,211 and 7,642,211 issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	$20,270	$764
Additional paid-in capital	5,123,253	5,142,759
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	64,265	26,958
Accumulated deficit	(7,800,087)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(2,645,253)	(1,641,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,668	$40,843

See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023 (As Restated)	2022

Net revenues	$-	$-

Operating expenses:
Marketing and sales	15,031	-
Foreign exchange loss (gain)	3,715	(300)
Rent	-	13,202
Dues and subscriptions	1,246	780
Salaries and wages	43,102	28,411
Bank service fees	439	116
Consulting fees	54,884	36,565
Professional fees	68,847	15,635
Travel, meals and entertainment	474	929
Licensing and regulatory fees	10,899	590
Research and development	694,700	-
Office	8,688	5,503
Related party expenses - officers & directors compensation	129,000	59,896
Total operating expenses	1,031,025	161,328

Loss from operations	(1,031,025)	(161,328)

Other expenses
Interest expense	9,772	837
Total other expenses	9,772	837

Operating loss before income taxes	(1,040,797)	(162,165)

Provision for income taxes	-	-

Net loss	$(1,040,797)	$(162,165)

Foreign currency translation adjustment - Income (loss)	37,307	(6,640)
Comprehensive Loss	$(1,003,490)	$(168,805)

Net (loss) income per share - basic
Net loss per share - basic and diluted	$(0.04)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	24,981,055	207,642,210

 See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2022 (As Restated)	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with Merger	195,062,000	19,506	(19,506)
Other comprehensive income	-	-	-		37,307	-	37,307
Net loss for period	-	-	-		-	(1,040,797)	(1,040,797)

Balance March 31, 2023 (As Restated)	202,704,211	$20,270	$5,123,253	$(52,954)	$64,265	$(7,800,087)	$(2,645,253)

	Common		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2021 (As Restated)	7,642,211	$764	$5,080,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive income (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022 (As Restated)	7,642,211	$764	$5,080,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

 See the accompanying notes to the condensed consolidated financial statements.

PREVENTION INSURANCE.COM

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022 (UNAUDITED)

	2023 (As Restated)	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,040,797)	$(162,165)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	26,816	(300)

Change in operating assets and liabilities:
Goods and services tax receivable	(4,716)	756
Prepaid expenses	-	13,442
Accounts payable and accrued expenses	525,889	(6,341)
Accrued interest	9,332	845
Accrued payroll	242,153	13,261
Net cash used in operating activities	$(241,323)	$(167,386)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan payable from related party	258,940	171,121
Net cash provided by financing activities	$258,940	$171,121

Effect of changes in exchange rates on cash and cash equivalents	10,541	(4,338)

NET INCREASE (DECREASE) IN CASH	28,158	(603)

CASH AND CASH EQUIVALENTS at beginning of period	19,857	13,664
CASH AND CASH EQUIVALENTS at end of period	$48,015	$13,061

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Note 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the three months ended March 31, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter which impacted the Condensed Consolidated Statements of Comprehensive Loss and Net cash used in operating activities line on the face of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023.

The impact of the correction of the misstatements is summarized below:

As of March 31, 2023
Corrected Condensed Consolidated Balance Sheets	As previously reported	Adjustment	As Restated
Accounts payable and accrued expenses	$173,827	$671,600	$845,427
Total current liabilities	2,047,321	671,600	2,718,921
Total liabilities	2,047,321	671,600	2,718,921
Accumulated other comprehensive income	41,165	23,100	64,265
Accumulated deficit	(7,105,387)	(694,700)	(7,800,087)
Total stockholders’ deficit	(1,973,653)	(671,600)	(2,645,253)

Three Months Ended March 31, 2023
Corrected Consolidated Statements of Comprehensive Loss	As previously reported	Adjustment	As Restated
Research and development	$-	$694,700	$694,700
Total operating expenses	336,324	694,701	1,031,025
Loss from operations	(336,324)	(694,701)	(1,031,025)
Operating loss before income taxes	(346,096)	(694,701)	(1,040,797)
Net loss	(346,096)	(694,701)	(1,040,797)
Foreign currency translation adjustment - Income (loss)	14,206	23,101	37,307
Comprehensive loss	(331,889)	(671,601)	(1,003,490)
Net loss per share – basic and diluted	(0.00)	(0.04)	(0.04)
Weighted number of shares outstanding	202,704,210	(177,723,155)	24,981,055

As of March 31, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	$14,206	$23,101	$37,307
Net loss for period	(346,096)	(694,701)	(1,040,797)
Balance March 31, 2023 – Accumulated other comprehensive loss	41,164	23,101	64,265
Balance March 31, 2023 – Accumulated Deficit	(7,105,386)	(694,701)	(7,800,087)
Balance March 31, 2023 – Stockholders’ Equity (Deficit)	(1,973,653)	(671,600)	(2,645,253)

Three Months Ended March 31, 2023
Condensed Consolidated Statements of Cash Flows	As previously reported	Adjustment	As Restated
Net loss	$(346,096)	$(694,701)	$(1,040,797)
Accounts payable and accrued expenses	(146,418)	671,600	525,182
Foreign exchange (gain) loss	3,715	23,101	26,816
Net cash used in operating activities	(272,030)	30,000	(242,030)

All referenced amounts in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Note 3. Going Concern

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

Note 4. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations.

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

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance their proprietary technology through the acquisition of 3rd party intellectual property. As such, in 2022, the Company, through its Australian subsidiary, entered into a binding term sheet to transfer $1,000,000 AUD (U.S. $694,700) in Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for their operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the first quarter March 31, 2023. The parties to the binding term sheet rescinded the transaction ab initio in April 2024.

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

Note 5. Related Parties

Transactions

Related party payables

Related Party	Note	March 31, 2023	December 31, 2022
Cooper Hill Assets Inc	(a)	1,374	1,374
Due to officers and directors	(b)	3,325	3,325
		$4,699	$4,699

(a) represents advances made by an entity that is owned by the majority stockholder of the Company

(b) represents advances made by officers and directors of the Company

Related party loans

		March 31,	December 31,
Related Party	Note	2023	2022
Cres Discretionary Trust No. 2	(a)	$1,173,368	$912,189
Apple iSports Investment Group Pty	(b)	174,946	176,227
ABA Investment Group Pty Ltd	(c)	130,978	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$1,569,813	$1,310,873

		March 31,	December 31,
Related Party	Note	2023	2022
Cres Discretionary Trust No. 2	(a)	$17,738	$10,628
Apple iSports Investment Group Pty	(b)	4,182	2,909
ABA Investment Group Pty Ltd	(c)	3,660	2,710
Total accrued interest		$25,580	$16,248

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

Note 6. Stockholders Deficit

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

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the three months ended March 31, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter which impacted the Condensed Consolidated Statements of Comprehensive Loss and Net cash used in operating activities line on the face of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023. Refer to Note 2 above for further information.

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

Exchange rates used for the translations are as follows:

AUD to US$

	Period End	Average
December 31, 2022	$0.6766	0.6947
March 31, 2023	0.6716	0.6947
March 31, 2022	0.7503	0.7369

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company had no revenues.

During the three months ended March 31, 2023 and 2022, the Company had total operating expenses of $1,031,025 and $161,328, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $129,000, bank service fees to third parties of $54,884, professional fees of $68,847, salaries and wages of $43,102, research and development of $694,700 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $59,896, consulting fees payable to third parties of $36,565, salaries and wages of $28,411 and other expenses. The 539.1% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended March 31, 2023 and 2022, we had $9,772 and $837 respectively in interest expense attributable to related party debt.

During the three months ended March 31, 2023 and 2022, we had $1,040,797 and $162,165 respectively in net losses, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2023, the Company had current assets of $66,951 consisting of cash of $48,015, tax receivable of $18,836 and marketable securities of $100. This compares with current assets of $40,843 as of December 31, 2022, consisting of cash of $19,857, tax receivable of $14,120, and marketable securities of $100.

The Company’s current liabilities as of March 31, 2023 totaled $2,718,921, primarily consisting of $1,569,813 in loans payable to related parties, accrued interest to related parties of $25,580, amounts due to related parties of $4,699, and accrued payroll of $273,402 and accounts payable and accrued expenses $845,427. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accrued interest expense to related parties of $16,248, advances to related parties of $3,992, accrued payroll of $31,249 and accounts payable and accrued expenses of $319,537. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(241,323)	$(167,386)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	258,940	171,121
Effect of changes in exchange rates on cash and cash equivalents	10,541	(4,338)
Net Change in Cash	$28,158	$(603)

Operating Activities

During the three months ended March 31, 2023, the Company incurred a net loss of $1,040,797 which after adjusting for a increase in accounts payable of $525,889, goods and services tax receivable of $4,716, accrued interest of $9,332, Foreign exchange (gain) loss $26,816 and accrued payroll of $242,153 resulted in net cash of $241,323 being used in operating activities during the period. By comparison, during the three months ended March 31, 2022, the Company incurred a net loss of $162,165 which after adjusting for a decrease in accounts payable of $6,341 and goods and services tax receivable of $756, and increases in prepaid expenses of $13,442, accrued interest of $845 and accrued payroll of $13,261, resulted in net cash of $167,386 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, the Company received $258,940 from financing activities by way of a loan from related parties. By comparison, during the three months ended March 31, 2022, we received $171,121 from financing activities by way of a loan from related parties.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. Due to this material weakness, the Company’s accounting for research and development expense for 2023 was not accurately accounted for and led to the restatement of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

Effective disclosure controls and internal control are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. We plan to improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

APPLE iSPORTS GROUP, INC.

Date: May 22, 2024	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2024	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

