Form 10-Q/A
period 2023-06-30
Apple iSports Group, Inc.
filed 2024-05-22
CIK 1134982

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

2

EXPLANATORY NOTE

General

Prevention Insurance (now Apple iSports Group, Inc.) (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2023. This Form 10-Q/A restates certain financial, management’s discussion and analysis, and related footnote disclosures in the Company’s previously issued unaudited quarterly financials (collectively, the “Previously Issued Financial Statements”). Except to the extent expressly set forth herein including the name change of the Company, this 10-Q/A speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the date of the original filing other than to correct the stated deficiencies.

Background on Restatement

On April 16, 2024, the Company’s management concluded that the Company's Previously Issued Financial Statements should be restated and no longer relied upon due to the Company not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable. Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022.

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

3

Part I

Item 1. Financial Statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

4

APPLE ISPORTS GROUP INC(FORMERLY PREVENTIVE INSURANCE.COM)

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

(UNAUDITED)

	June 30, 2023 (As Restated)	December 31, 2022 (As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$891	$19,857
Goods and service tax receivable	39,664	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	40,655	34,077

Intangible assets, net	6,630	6,766
TOTAL ASSETS	$47,285	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,015,337	$319,537
Due to related party	4,999	4,699
Loans payable - related parties	1,836,314	1,310,873
Accrued interest - related parties	37,101	16,248
Accrued payroll	349,259	31,249
TOTAL CURRENT LIABILITIES	3,243,010	1,682,606

TOTAL LIABILITIES	$3,243,010	$1,682,606

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized, 202,784,211 and 7,642,211 issued and outstanding as of June 30, 2023 and December 31, 2022	$20,278	$764
Additional paid-in capital	5,223,245	5,142,759
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	61,422	26,958
Accumulated deficit	(8,447,716)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(3,195,725)	(1,641,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,285	40,843

See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three months ended June 30, 2023 (As Restated)	Three months ended June 30, 2022	Six months ended June 30, 2023 (As Restated)	Six months ended June 30, 2022

Net revenues	$-	$-	$-	$-

Operating expenses:
Marketing and sales	136,239	71,721	151,270	71,721
Foreign exchange loss (gain)	(21,414)	-	3,603	(300)
Rent	246	12,804	246	26,006
Dues and subscriptions	2,102	24,016	3,348	24,796
Salaries and wages	65,381	40,086	108,483	68,497
Bank service fees	384	123	823	239
Consulting fees	97,393	88,825	152,275	125,390
Professional fees	120,641	90,852	189,488	106,487
Travel, meals and entertainment	55,028	38,117	55,502	39,046
Licensing and regulatory fees	16,280	-	27,179	590
Research and development	-	-	673,400	-
Training and development	-	1,251	-	1,251
Office	12,572	4,271	21,260	9,774
Related party expenses - officers & directors compensation	151,027	55,671	280,027	115,567
Total operating expenses	635,879	427,736	1,666,904	589,064

Loss from operations	(635,879)	(427,736)	(1,666,904)	(589,064)

Other expenses
Interest expense	11,750	2,776	21,522	3,613
Total other expenses	11,750	2,776	21,522	3,613

Operating loss before income taxes	(647,629)	(430,513)	(1,688,426)	(592,677)

Provision for income taxes	-	-	-	-

Net loss	$(647,629)	$(430,513)	$(1,688,426)	$(592,677)

Foreign currency translation adjustment - income (loss)	(2,843)	30,010	34,464	23,370
Comprehensive Loss	$(650,472)	$(400,503)	$(1,653,962)	$(569,307)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	202,713,099	7,642,211	114,337,117	7,642,211

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

					Accumulated
	Common		Additional		Other		Stockholders'
	Shares	Par Value	Paid-In Capital	Treasury Stock	Comprehensive Income	Accumulated Deficit	Equity (Deficit)

Balance December 31, 2022 (As Restated)	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with Merger	195,062,000	19,506	(19,506)
Other comprehensive income	-	-	-		37,307	-	37,307
Net loss for period	-	-	-		-	(1,040,797)	(1,040,797)

Balance March 31, 2023 (As Restated)	202,704,211	$20,270	$5,123,253	$(52,954)	$64,265	$(7,800,087)	$(2,645,253)

Issuance of common stock	80,000	8	99,992		-	-	100,000
Other comprehensive income	-	-	-		(2,843)	-	(2,843)
Net loss for period	-	-	-		-	(647,629)	(647,629)

Balance June 30, 2023 (As Restated)	202,784,211	$20,278	$5,223,245	$(52,954)	$61,422	$(8,447,716)	$(3,195,725)

	Common		Additional		Accumulated Other		Stockholders'
	Shares	Par Value	Paid-In Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)

Balance December 31, 2021 (As Restated)	7,642,211	$764	$5,080,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022 (As Restated)	7,642,211	$764	$5,080,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

Other comprehensive income	-	-	-		30,010	-	30,010
Net loss for period	-	-	-		-	(430,513)	(430,513)

Balance June 30, 2022 (As Restated)	7,642,211	$764	$5,080,759	$(52,954)	$25,361	$(5,781,891)	$(727,961)

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP INC (FORMERLY PREVENTIVE INSURANCE.COM)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022 (UNAUDITED)

	6 months	6 months
	2023 (As restated)	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688,426)	$(592,677)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	14,001	(300)

Change in operating assets and liabilities:
Goods and services tax receivable	(25,544)	(12,526)
Prepaid expenses	-	(24,145)
Accounts payable and accrued expenses	695,799	8,150
Accrued interest	20,853	3,583
Accrued payroll	318,010	19,421
Net cash used in operating activities	$(665,307)	$(598,496)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances to related party	300	-
Proceeds from loan payable from related party	525,442	566,031
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	$625,742	$566,031

Effect of changes in exchange rates on cash and cash equivalents	20,599	23,670

NET DECREASE IN CASH	(18,966)	(8,795)

CASH AND CASH EQUIVALENTS at beginning of period	19,857	13,664
CASH AND CASH EQUIVALENTS at end of period	$891	$4,869

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Note 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the six months ended June 30, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter.

The impact of the correction of the misstatements is summarized below:

As of June 30, 2023
Corrected Condensed Consolidated Balance Sheets	As previously reported	Adjustment	As Restated
Accounts payable and accrued expenses	$352,337	$663,000	$1,015,337
Total current liabilities	2,580,009	663,001	3,243,010
Total liabilities	2,580,009	663,001	3,243,010
Accumulated other comprehensive income	51,022	10,400	61,422
Accumulated deficit	(7,774,316)	(673,400)	(8,447,716)
Total stockholders’ deficit	(2,532,725)	(663,000)	(3,195,725)

Six Months Ended June 30, 2023
Corrected Consolidated Statements of Comprehensive Loss	As previously reported	Adjustment	As Restated
Research and development	$-	$673,400	$673,400
Total operating expenses	993,504	673,400	1,666,904
Loss from operations	(993,504)	(673,400)	(1,666,904)
Operating loss before income taxes	(1,015,026)	(673,400)	(1,688,426)
Net loss	(1,015,026)	(673,400)	(1,688,426)
Foreign currency translation adjustment - Income (loss)	24,065	10,400	34,464
Comprehensive loss	(990,961)	(663,001)	(1,653,962)
Net loss per share – basic and diluted	(0.00)	(0.01)	(0.01)
Weighted number of shares outstanding	202,708,630	(88,371,513)	114,337,117

Three Months Ended June 30, 2023
Corrected Consolidated Statements of Comprehensive Loss	As previously reported	Adjustment	As Restated
Foreign exchange loss (gain)	$(113)	$(21,301)	$(21,414)
Total operating expenses	657,180	(21,301)	635,879
Loss from operations	(657,180)	21,301	(635,879)
Operating loss before income taxes	(668,930)	21,301	(647,629)
Net loss	(668,930)	21,301	(647,629)
Foreign currency translation adjustment - Income (loss)	9,858	(12,701)	(2,843)
Comprehensive loss	(659,072)	8,600	(650,472)

As of March 31, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	$14,206	$23,101	$37,307
Net loss for period	(346,096)	(694,701)	(1,040,797)
Balance March 31, 2023 – Accumulated other comprehensive loss	41,164	23,101	64,265
Balance March 31, 2023 – Accumulated Deficit	(7,105,386)	(694,701)	(7,800,087)
Balance March 31, 2023 – Stockholders’ Equity (Deficit)	(1,973,653)	(671,600)	(2,645,253)

As of June 30, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	$9,858	$(12,701)	$(2,843)
Net loss for period	(668,930)	21,301	(647,629)
Balance June 30, 2023 – Accumulated other comprehensive loss	51,022	10,400	61,422
Balance June 30, 2023 – Accumulated Deficit	(7,774,316)	(673,400)	(8,447,716)
Balance June 30, 2023 – Stockholders’ Equity	(2,532,725)	(663,000)	(3,195,725)

Six Months Ended June 30, 2023
Condensed Consolidated Statements of Cash Flows	As previously reported	Adjustment	As Restated
Net loss	$(1,015,026)	$(673,400)	$(1,688,426)
Accounts payable and accrued expenses	32,092	663,000	695,092
Foreign exchange (gain) loss	3,602	10,399	14,001

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

Note 5. Related Parties

Transactions

Related party payables

Related Party	Note	June 30, 2023	December 31, 2022
Cooper Hill Assets Inc	(a)	1,374	1,374
Due to officers and directors	(b)	3,625	3,325
		$4,999	$4,699

(a)	represents advances made by an entity that is owned by the majority stockholder of the Company
(b)	represents advances made by officers and directors of the Company

Related party loans

Related Party	Note	June 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$1,470,927	$912,189
Apple iSports Investment Group Pty	(b)	178,104	176,227
ABA Investment Group Pty Ltd	(c)	133,864	131,937
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$1,873,415	$1,310,873

Related Party	Note	June 30, 2023	December 31, 2022
Cres Discretionary Trust No. 2	(a)	$27,102	$10,628
Apple iSports Investment Group Pty	(b)	5,419	2,909
ABA Investment Group Pty Ltd	(c)	4,579	2,710
Total accrued interest		$37,101	$16,248

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

Note 6. Stockholders Deficit

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

Note 8. Subsequent Events

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

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the six months ended June 30, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter. Refer to Note 2 above for further information.

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

During the six months ended June 30, 2023 and 2022, the Company had total operating expenses of $1,666,904 and $589,064, respectively. For the 2023 six month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $280,027, professional fees of $189,488, consulting fees payable to third parties of $152,275, marketing expenses of $151,270, salaries and wages of $108,483, research and development expenses of $673,400 and other expenses. For the 2022 six month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $115,567, consulting fees payable to third parties of $125,390, professional fees of $106,487, salaries and wages of $68,497 and other expenses. The 183% increase in operating expenses for the current quarter over the same period in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the six months ended June 30, 2023 and 2022, we had $21,522 and $3,613 respectively in interest expense attributable to related party debt.

During the six months ended June 30, 2023 and 2022, we had $1,688,426 and $592,677 respectively in net losses, for the reasons discussed above.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

During the three months ended June 30, 2023 and 2022, the Company had no revenues.

During the three months ended June 30, 2023 and 2022, the Company had total operating expenses of $635,879 and $427,736, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $151,027, marketing expenses of $136,239, professional fees of $120,641, consulting fees payable to third parties of $97,393, salaries and wages of $65,381, travel and entertainment of $55,028 and other expenses. For the 2022 quarter, operating expenses consisted mainly of professional fees of $90,852, consulting fees payable to third parties of $88,825, compensation expenses for officers and directors in the amount of $55,671, salaries and wages of $40,086, travel and entertainment expenses of $38,117 and other expenses. The 48.7% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended June 30, 2023 and 2022, we had $11,750 and $2,776 respectively in interest expense attributable to related party debt.

During the three months ended June 30, 2023 and 2022, we had $647,629 and $430,513 respectively in net losses, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2023, the Company had current assets of $40,655 consisting of cash of $891, tax receivable of $39,664 and marketable securities of $100. This compares with current assets of $34,077 as of December 31, 2022, consisting of cash of $19,857, tax receivable of $14,120, and marketable securities of $100.

The Company’s current liabilities as of June 30, 2023 totaled $3,243,010, primarily consisting of $1,836,314 in loans payable to related parties, accrued interest to related parties of $37,101, amounts due to related parties of $4,999, and accrued payroll of $349,259 and accounts payable and accrued expenses $1,015,337. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accrued interest expense to related parties of $16,248, accrued payroll of $31,249 and accounts payable and accrued expenses of $319,537. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net Cash Used in Operating Activities	$(665,307)	$(598,496)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	625,742	566,031
Effect of changes in exchange rates on cash and cash equivalents	20,599	23,670
Net Change in Cash	$(18,967)	$(8,795)

Operating Activities

During the six months ended June 30, 2023, the Company incurred a net loss of $1,688,426 which after adjusting for increases goods and services tax receivable of $25,544, accounts payable of $695,799, accrued interest of $20,853, accrued payroll of $318,010, and foreign currency loss of $14,001 resulted in net cash of $665,307 being used in operating activities during the period. By comparison, during the six months ended June 30, 2022, the Company incurred a net loss of $592,677 which after adjusting for increases in goods and services tax receivable of $12,256 and prepaid expense of $24,145, accounts payable of $8,150, accrued interest of $3,583 and accrued payroll of $19,421, resulted in net cash of $598,496 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, the Company received $625,742 from financing activities by way of a $525,442 in loans from related parties, $100,000 form stock issuances, and $300 in advances from related parties. By comparison, during the six months ended June 30, 2022, we received $566,031 from financing activities by way of a loan from related parties.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the second quarter of 2023, the Company sold 100,000 shares of common stock at a price per share of $1.25 to one individual. The offering was exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended, as the subscriber was an accredited investor.

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

