Form 10-Q/A
period 2023-09-30
Apple iSports Group, Inc.
filed 2024-05-22
CIK 1134982

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

2

EXPLANATORY NOTE

General

Prevention Insurance (now Apple iSports Group, Inc.) (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023. This Form 10-Q/A restates certain financial information, management’s discussion and analysis, and related footnote disclosures in the Company’s previously issued unaudited quarterly financials (collectively, the “Previously Issued Financial Statements”). Except to the extent expressly set forth herein including the name change of the Company, this 10-Q/A speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the date of the original filing other than to correct the stated deficiencies.

Background on Restatement

On April 16, 2024, the Company’s management concluded that the Company's Previously Issued Financial Statements should be restated and no longer relied upon due to the Company not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable. Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected  as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022.

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

PART I

Item 1. Financial Statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

4

APPLE ISPORTS GROUP, INC.

APPLE ISPORTS GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

(UNAUDITED)

	September 30, 2023 (As Restated)	December 31, 2022 (As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,996	$19,857
Goods and service tax receivable	53,284	14,120
Marketable security	100	100
TOTAL CURRENT ASSETS	63,380	34,077

Intangible assets, net	6,431	6,766
TOTAL ASSETS	$69,811	$40,843

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,045,223	$319,537
Due to related party	4,999	4,699
Loans payable - related parties	2,281,602	1,310,873
Accrued interest - related parties	50,332	16,248
Accrued payroll	418,548	31,249
TOTAL CURRENT LIABILITIES	3,800,704	1,682,606

TOTAL LIABILITIES	$3,800,704	$1,682,606

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized, 202,784,211 and 7,642,211 issued and outstanding as of September 30, 2023 and December 31, 2022	$20,278	$764
Additional paid-in capital	5,223,245	5,142,759
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	106,843	26,958
Accumulated deficit	(9,028,305)	(6,759,290)
TOTAL STOCKHOLDERS' DEFICIT	(3,730,893)	(1,641,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,811	$40,843

See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three months ended September 30, 2023 (As restated)	Three months ended September 30, 2022	Nine months ended September 30, 2023 (As restated)	Nine months ended September 30, 2022

Net revenues	$-	$-	$-	$-

Operating expenses:
Marketing and sales	134,560	24,513	285,830	96,234
Foreign exchange loss (gain)	(18,436)	5,254	3,566	4,954
Rent	372	10,457	618	36,463
Dues and subscriptions	32,133	1,301	35,481	26,098
Salaries and wages	75,954	37,848	184,437	106,345
Bank service fees	289	243	1,112	444
Consulting fees	82,889	113,354	235,164	238,812
Professional fees	83,132	49,651	272,621	156,138
Travel, meals and entertainment	(153)	6,715	55,349	45,760
Licensing and regulatory fees	500	1,251	27,679	1,842
Research and development	-	-	655,000	-
Training and development	-	-	-	1,251
Office	8,268	10,982	29,528	20,726
Related party expenses - officers & directors compensation	166,973	131,079	447,000	246,646
Total operating expenses	566,481	392,648	2,233,385	981,712

Loss from operations	(566,481)	(392,648)	(2,233,385)	(981,712)

Other expenses
Interest expense	14,108	11,229	35,630	19,301
Total other expenses	14,108	11,229	35,630	19,301

Operating loss before income taxes	(580,589)	(403,877)	(2,269,015)	(1,001,013)

Provision for income taxes	-	-	-	-

Net loss	$(580,589)	$(403,877)	$(2,269,015)	$(1,001,013)

Foreign currency translation adjustment - income	45,421	20,571	79,885	44,309
Comprehensive Loss	$(535,168)	$(383,306)	$(2,189,130)	$(956,703)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	202,784,211	7,642,211	144,143,464	7,642,211

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common				Accumulated
	Shares	Par Value	Additional Paid- In Capital	Treasury Stock	Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance December 31, 2022 (As restated)	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with merger	195,062,000	19,506	(19,506)
Other comprehensive income	-	-	-		37,307	-	37,307
Net loss for period	-	-	-		-	(1,040,797)	(1,040,797)

Balance March 31, 2023 (As restated)	202,704,211	$20,270	$5,123,253	$(52,954)	$64,265	$(7,800,087)	$(2,645,253)

Issuance of common stock	80,000	8	99,992		-	-	100,000
Other comprehensive income	-	-	-		(2,843)	-	(2,843)
Net loss for period	-	-	-		-	(647,629)	(647,629)

Balance June 30, 2023 (As restated)	202,784,211	$20,278	$5,223,245	$(52,954)	$61,422	$(8,447,716)	$(3,195,725)

Other comprehensive income	-	-	-		45,421		45,421
Net loss for period	-	-	-			(580,589)	(580,589)

Balance September 30, 2023 (As restated)	202,784,211	$20,278	$5,223,245	$(52,954)	$106,843	$(9,028,305)	(3,730,893)

	Common				Accumulated
	Shares	Par Value	Additional Paid- In Capital	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance December 31, 2021 (As restated)	7,642,211	$764	$5,080,759	$(52,954)	$1,991	$(5,189,213)	$(158,654)

Other comprehensive (loss)	-	-	-		(6,640)	-	(6,640)
Net loss for period	-	-	-			(162,165)	(162,165)

Balance March 31, 2022 (As restated)	7,642,211	$764	$5,080,759	$(52,954)	$(4,649)	$(5,351,378)	$(327,458)

Other comprehensive income	-	-	-		30,010	-	30,010
Net loss for period	-	-	-		-	(430,513)	(430,513)

Balance June 30, 2022 (As restated)	7,642,211	$764	$5,080,759	$(52,954)	$25,361	$(5,781,891)	$(727,961)

Other comprehensive income	-	-	-		16,481	-	16,481
Net loss for period	-	-	-		-	(403,877)	(403,877)

Balance September 30, 2022 (As restated)	7,642,211	$764	$5,080,759	$(52,954)	$41,841	$(6,185,767)	$(1,115,358)

 See the accompanying notes to the condensed consolidated financial statements.

APPLE ISPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	9 months	9 months
	2023 (As restated)	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,269,015)	$(1,001,013)
Adjustments to reconcile net loss to cash used in operating activities:

Foreign exchange (gain) loss	15,466	4,954

Change in operating assets and liabilities:
Goods and services tax receivable	(39,164)	1,138
Prepaid expenses	-	(11,280)
Accounts payable and accrued expenses	725,685	20,151
Accrued interest	34,084	18,185
Accrued payroll	387,299	25,775
Net cash used in operating activities	$(1,145,645)	$(942,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances to related party	300	500
Proceeds from loan payable from related party	970,729	836,471
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	$1,071,029	$836,971

Effect of changes in exchange rates on cash and cash equivalents	64,755	100,244

NET DECREASE IN CASH	(9,861)	(13,629)

CASH AND CASH EQUIVALENTS at beginning of period	19,857	13,664
CASH AND CASH EQUIVALENTS at end of period	$9,996	$8,790

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

 See the accompanying notes to the condensed consolidated financial statements.

Table of Content

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

Note 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the nine months ended September 30, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter.

The impact of the correction of the misstatements is summarized below:

As of September 30, 2023
Corrected Condensed Consolidated Balance Sheets	As previously reported	Adjustment	As Restated
Accounts payable and accrued expenses	$402,124	$643,099	$1,045,223
Total current liabilities	3,157,604	643,100	3,800,704
Total liabilities	3,157,604	643,100	3,800,704
Accumulated other comprehensive income	94,943	11,900	106,843
Accumulated deficit	(8,373,305)	(655,000)	(9,028,305)
Total stockholders’ deficit	(3,087,793)	(643,100)	(3,730,893)

Nine Months Ended September 30, 2023
Corrected Consolidated Statements of Comprehensive Loss	As previously reported	Adjustment	As Restated
Research and development	$-	$655,000	$655,000
Total operating expenses	1,578,384	655,001	2,233,385
Loss from operations	(1,578,384)	(655,001)	(2,233,385)
Operating loss before income taxes	(1,614,014)	(655,001)	(2,269,015)
Net loss	(1,614,014)	(655,001)	(2,269,015)
Foreign currency translation adjustment - Income (loss)	67,985	11,900	79,885
Comprehensive loss	(1,546,029)	(643,101)	(2,189,130)
Net loss per share – basic and diluted	(0.01)	(0.01)	(0.02)
Weighted number of shares outstanding	202,734,100	(58,590,636)	144,143,464

Table of Content

APPLE ISPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2023
Corrected Consolidated Statements of Comprehensive Loss	As previously reported	Adjustment	As Restated
Foreign exchange loss (gain)	$(36)	$(18,400)	$(18,436)
Total operating expenses	584,880	(18,399)	566,581
Loss from operations	(584,880)	18,399	(566,581)
Operating loss before income taxes	(598,988)	18,399	(580,589)
Net loss	(598,988)	18,399	(580,589)
Foreign currency translation adjustment - Income (loss)	43,921	1,500	45,421
Comprehensive loss	(555,068)	19,900	(535,168)

As of March 31, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	$14,206	$23,101	$37,307
Net loss for period	(346,096)	(694,701)	(1,040,797)
Balance March 31, 2023 – Accumulated other comprehensive loss	41,164	23,101	64,265
Balance March 31, 2023 – Accumulated Deficit	(7,105,386)	(694,701)	(7,800,087)
Balance March 31, 2023 – Stockholders’ Equity (Deficit)	(1,973,653)	(671,600)	(2,645,253)

As of June 30, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	$9,858	$(12,701)	$(2,843)
Net loss for period	(668,930)	21,301	(647,629)
Balance June 30, 2023 – Accumulated other comprehensive loss	51,022	10,400	61,422
Balance June 30, 2023 – Accumulated Deficit	(7,774,316)	(673,400)	(8,447,716)
Balance June 30, 2023 – Stockholders’ Equity (Deficit)	(2,532,725)	(663,000)	(3,195,725)

As of September 30, 2023
Condensed Consolidated Statements of Stockholders' Deficit	As previously reported	Adjustment	As Restated
Other comprehensive income	43,921	1,500	45,421
Net loss for period	(598,988)	18,399	(580,589)
Balance June 30, 2023 – Accumulated other comprehensive loss	94,943	11,900	106,843
Balance June 30, 2023 – Accumulated Deficit	(8,373,305)	(655,000)	(9,028,305)
Balance June 30, 2023 – Stockholders’ Equity (Deficit)	(3,087,793)	(643,100)	(3,730,893)

Nine Months Ended September 30, 2023
Condensed Consolidated Statements of Cash Flows	As previously reported	Adjustment	As Restated
Net loss	$(1,614,014)	$(655,001)	$(2,269,015)
Accounts payable and accrued expenses	81,879	643,099	724,978
Foreign exchange (gain) loss	3,566	11,900	15,466

All referenced amounts in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Table of Content

APPLE ISPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022.

The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit, and Condensed Consolidated Statements of Cash Flows as of and for the nine months ended September 30, 2023. The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted quarter. Refer to Note 2 above for further information.

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

During the nine months ended September 30, 2023 and 2022, the Company had total operating expenses of $2,233,385 and $981,712, respectively. For the 2023 nine month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $447,000, marketing and sales expenses of $285,830, professional fees of $272,621, consulting fees payable to third parties of $235,164, salaries and wages of $184,437, research and development expenses of 655,000 and other expenses. For the 2022 nine month period, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $246,646, consulting fees payable to third parties of $238,812, professional fees of $156,138, salaries and wages of $106,345, marketing and sales expenses of $96,234 and other expenses. The 127.5% increase in operating expenses for the current quarter over the same period in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the nine months ended September 30, 2023 and 2022, we had $35,630 and $19,301 respectively in interest expense attributable to related party debt.

During the  nine months ended September 30, 2023 and 2022, we had $2,269,015 and $1,001,013 respectively in  losses from operations, for the reasons discussed above.

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

During the three months ended September 30, 2023 and 2022, the Company had no revenues.

During the three months ended September 30, 2023 and 2022, the Company had total operating expenses of $566,481 and $392,648, respectively. For the 2023 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $166,973, marketing and sales expenses of $134,560, professional fees of $83,132, consulting fees payable to third parties of $82,889, salaries and wages of $75,954 and other expenses.  For the 2022 quarter, operating expenses consisted mainly of compensation expenses for officers and directors in the amount of $131,079, consulting fees payable to third parties of $113,354, professional fees of $49,651, salaries and wages of $37,848 and other expenses. The 44.3% increase in operating expenses for the current quarter over the same quarter in 2022 is primarily due to increased operating activity in the Company’s subsidiaries, AiS and AiS Australia.

During the three months ended September 30, 2023 and 2022, we had $14,108 and $11,229 respectively in interest expense attributable to related party debt.

During the  three months ended September 30, 2023 and 2022, we had $580,589 and $403,877 respectively in losses from operations, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2023, the Company had current assets of $63,380 consisting of cash and equivalents of $9,996, goods and service tax receivable of $53,284 and marketable securities of $100. This compares with current assets of $34,077 as of December 31, 2022, consisting of cash of $19,857, goods and service tax receivable of $14,120 and marketable securities of $100.

The Company’s current liabilities as of September 30, 2023 totaled $3,800,704, primarily consisting of $2,281,602 in loans payable to related parties, accrued payroll of $418,548, accounts payable and accrued expenses $1,045,224, accrued interest to related parties of $50,332 and amounts due to related parties of $4,999. This compares with current liabilities of $1,682,607 as of December 31, 2022, primarily comprised of loans payable to related parties of $1,310,873, accounts payable and accrued expenses of $319,537, accrued payroll of $31,249 and accrued interest expense to related parties of $16,248. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net Cash Used in Operating Activities	$(1,145,645)	$(932,785)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	1,071,029	836,971
Effect of changes in exchange rates on cash and cash equivalents	64,755	100,244
Net Change in Cash	$(9,861)	$(13,629)

Operating Activities

During the nine months ended September 30, 2023, the Company incurred a net loss of $2,269,015 which after adjusting for increases goods and services tax receivable of $39,164, accounts payable of $725,685, accrued interest of $34,084, accrued payroll of $387,299, and foreign exchange loss of $15,466 resulted in net cash of $1,145,645 being used in operating activities during the period. By comparison, during the nine months ended September 30, 2022, the Company incurred a net loss of $1,001,013 which after adjusting for goods and services tax receivable of $1,138, accounts payable of $20,151, accrued interest of $18,185 and accrued payroll of $25,775, offset by prepaid expenses of $11,280 resulted in net cash of $941,790 being used in operating activities during the period.

Financing Activities

During the nine months ended September 30, 2023, the Company received $1,071,029 from financing activities by way of a $970,729 in loans from related parties, $100,000 from stock issuances, and $300 in advances from related parties. By comparison, during the nine months ended September 30, 2022, we received $836,971 from financing activities by way of $836,471 in loans from related parties and $500 in advances from a related party.

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

