Form 10-Q
period 2024-06-30
Apple iSports Group, Inc.
filed 2024-08-15
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 207,964,211 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2024 AND 2023 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$41,850	$673
Goods and service tax receivable	33,733	61,798
Marketable security	100	100
Prepaid and other assets	9,274	6,812
Total current assets	84,957	69,383

Deposits	40,042	-
Notes receivable	80,000	-
Accrued interest income	171	-
Total assets	$205,170	$69,383

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,053,844	$2,464,558
Due to related party	4,999	4,999
Loans payable - related parties	3,086,661	2,720,549
Accrued interest - related parties	116,277	77,964
Accrued payroll	67,120	108,487
Total current liabilities	5,328,901	5,376,557

Total liabilities	5,328,901	5,376,557

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 207,964,211 and 202,784,211 shares issued and outstanding as of June 30, 2024 and December 31, 2023	20,796	20,278
Additional paid-in capital	6,517,627	5,223,245
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	12,127	(60,130)
Accumulated deficit	(11,621,327)	(10,437,613)
Total stockholders’ deficit	(5,123,731)	(5,307,174)

Total Liabilities and Stockholders’ Deficit	$205,170	$69,383

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$—	$—	$—	$—

Operating expenses:
Corporate expense	141,617	216,408	280,609	388,510
Consulting and professional fees	633,727	218,034	1,106,821	341,763
Selling, general and administrative	293,757	222,851	411,032	259,628
Research and development	-	-	-	673,400
Total operating expenses	1,069,101	657,293	1,798,462	1,663,301

Loss from operations	(1,069,101)	(657,293)	(1,798,462)	(1,663,301)

Other expenses (income):
Forgiveness of debt	(659,133)	-	(659,133)	-
Interest expense, net	24,735	11,750	44,736	21,522
Foreign exchange loss (gain)	746	(21,414)	(351)	3,603
Total other expenses (income)	(633,652)	(9,664)	(614,748)	25,125

Operating loss before income taxes	(435,449)	(647,629)	(1,183,714)	(1,688,426)

Provision for income taxes	-	-	-	-
Net loss	$(435,449)	$(647,629)	$(1,183,714)	$(1,688,426)

Foreign currency translation adjustment	(98,445)	(2,843)	72,257	34,464
Comprehensive loss	(533,894)	(650,472)	(1,111,457)	(1,653,962)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted number of shares outstanding
Basic and Diluted	207,224,325	202,713,099	205,630,519	114,337,117

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	2,590,400	259	647,341				647,600
Other comprehensive income					170,702		170,702
Net loss						(748,265)	(748,265)

Balance as of March 31, 2024	205,374,611	$20,537	$5,870,586	$(52,954)	$110,572	$(11,185,878)	$(5,237,137)

Issuance of common stock	2,589,600	259	647,041				647,300
Other comprehensive income					(98,445)		(98,445)
Net loss						(435,449)	(435,449)

Balance as of June 30, 2024	207,964,211	$20,796	$6,517,627	$(52,954)	$12,127	$(11,621,327)	$(5,123,731)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2022	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with merger	195,062,000	19,506	(19,506)
Other comprehensive income					37,307		37,307
Net loss for period						(1,040,797)	(1,040,797)

Balance as of March 31, 2023	202,704,211	$20,270	$5,123,253	$(52,954)	$64,265	$(7,800,087)	$(2,645,253)

Issuance of common stock	80,000	8	99,992				100,000
Other comprehensive income					(2,843)		(2,843)
Net loss for period						(647,629)	(647,629)

Balance as of June 30, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$61,422	$(8,447,716)	$(3,195,725)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,183,714)	$(1,688,426)
Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange (gain) loss	(351)	14,001
Forgiveness of debt	659,133	-

Change in operating assets and liabilities:
Good and services tax receivable	26,482	(25,544)
Accrued interest income	(171)	-
Accounts payable and accrued expenses	(1,063,791)	695,799
Accrued interest – related party	39,364	20,853
Accrued payroll	(38,684)	318,010
Prepaid and other assets	(2,600)	-
Deposits	(39,548)	-
Net cash used in operating activities	(1,603,880)	(665,307)

Cash flows from investing activities
Notes receivable	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities
Advances to related party	-	300
Proceeds from loans payable from related parties	551,152	570,991
Payments to loans payable from related parties	(138,915)	(45,549)
Proceeds from issuance of common stock	1,294,900	100,000
Net cash provided by financing activities	1,707,137	625,742

Effect of changes in exchange rates on cash and cash equivalents	17,920	20,599

Net increase (decrease) in cash and cash equivalents	41,177	(18,966)

Cash and cash equivalents, beginning of period	673	19,857

Cash and cash equivalents, end of period	$41,850	$891

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY HISTORY AND NATURE OF BUSINESS

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023, changed its name to Apple iSports Group, Inc. Effective March 23, 2023, the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS. AiS became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31. For financial reporting purposes, the transaction is considered a combination of businesses under common control, as the Company and AiS were commonly controlled. Thus, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods presented.

AiS, formed on May 29, 2019, in the State of Delaware, has been engaged in the development of an online sports portal that will include racing and sports betting, fantasy sports, and sports content. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary of AiS.

Paramount Capital Inc., formed on September 19, 2019, in the State of Wyoming. It is a wholly-owned subsidiary of the Company and since inception, it has had limited operating activity.

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2024, the Company reported a net loss of $1,183,714, negative working capital of $5,243,944, and an accumulated deficit of $11,621,327. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the reported results of operations.

These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiary, AiS, AIS Australia, and Paramount Capital Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

The Company is an emerging growth company, as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021, and has elected to comply with certain reduced public company reporting requirements.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2023, and notes thereto.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance its proprietary technology through the acquisition of third-party intellectual property. As such, in 2022, the Company entered into an agreement to transfer 1,000,000 AUD (U.S. $664,011) in the Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for their operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the first quarter of 2023; however, in Aprill 2024, the Company and the third-party entered into a binding recission agreement and reversed 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($659,133).

Foreign Currency Transactions and Translation

The Company’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned subsidiary, AIS Australia, functional currency in which it operates is Australian Dollars (“AUD”).

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

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2023	0.6812	0.6640
June 30, 2024	0.6674	0.6591
June 30, 2023	0.6630	0.6734

Fair Values of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosure requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to June 30, 2024, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy of disclosures each reporting period.

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

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of June 30, 2024, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of $60,000 AUD (U.S. $40,042), which is included in deposits on the consolidated balance sheet as of June 30, 2024.

Notes Receivable

Notes receivable are classified as held-for-investment based on the Company’s intent and ability to hold the loans for the foreseeable future or until maturity. Notes receivable are carried at amortized cost and are reduced by loan origination costs and the allowance for estimated credit losses, as necessary.

Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at levels considered adequate to cover expected credit losses on the loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of future cash flows.

The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. The effective interest method is applied on a loan-by-loan basis when the collectability of future payments is reasonably assured. Interest income is accrued on the unpaid principal balance unless the collectability of the loan is in doubt. Loans are placed on non-accrual status if the collection of principal and interest is considered doubtful, which is typically 90 days after the loan becomes delinquent.

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (“EPS”) resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when its effect is anti-dilutive. Because the Company does not have any common stock equivalents, such as stock options and warrants, the amounts reported for basic and diluted net loss per share were the same.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

NOTE 4. NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereas the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of June 30, 2024, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year and a maturity date of March 6, 2027. During the six months ended June 30, 2024, the Company recorded $171 in interest income related to the loan. As of June 30, 2024, the Company has accrued $171 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	June 30, 2024	December 31, 2023
Cres Discretionary Trust No. 2	(a)	$2,521,800	$2,145,875
Apple iSports Investment Group Pty	(b)	173,824	177,420
ABA Investment Group Pty Ltd	(c)	300,518	306,734
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		3,086,661	2,720,549

Cres Discretionary Trust No. 2	(a)	92,318	60,752
Apple iSports Investment Group Pty	(b)	10,684	8,251
ABA Investment Group Pty Ltd	(c)	13,275	8,961
Total accrued interest		116,277	77,964

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender also is the Company’s majority shareholder. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Lender. Here is the interest expense disclosure for Cres: For the three months ended June 30, 2024 and 2023, interest expense was $17,646 and $9,456, respectively. For the six months ended June 30, 2024 and 2023, interest expense was $34,148 and $16,959, respectively.

b) On April 8, 2022, the Company’s second tier subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender. Here is the interest expense disclosure for AiS Investment: For the three months ended June 30, 2024 and 2023, interest expense was $1,284 and $1,312, respectively. For the six months ended June 30, 2024 and 2023, interest expense was $2,568 and $2,609, respectively.

c) On April 8, 2022, the Company’s second tier subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender 2. Here is the interest expense disclosure for ABA: For the three months ended June 30, 2024 and 2023, interest expense was $2,220 and $982, respectively. For the six months ended June 30, 2024 and 2023, interest expense was $4,440 and $6,736, respectively.

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

NOTE 6. INCOME TAXES

The Company utilized the asset and liability method of accounting for income taxes in accordance with ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the three and six months ended June 30, 2024 and 2023. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and six months ended June 30, 2024 and 2023. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the six months ended June 30, 2024, and the year ended December 31, 2023, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the three and six months ended June 30, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the six months ended June 30, 2024, and the year ended December 31, 2023, respectively.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2024 and December 31, 2023, the Company had 207,964,211 and 202,784,211 shares issued and outstanding, respectively.

On April 26, 2024, the Company entered into a subscription agreement with unaffiliated third parties pursuant to which the Company received $647,300 in proceeds in exchange for the issuance of 2,589,600 shares of common stock.

On February 16, 2024, the Company entered into a subscription agreement with unaffiliated third parties pursuant to which the Company received $647,600 in proceeds in exchange for the issuance of 2,590,400 shares of common stock.

On March 23, 2023, pursuant to the Stock Exchange Agreement with AiS, the Company issued 195,062,000 shares of its common stock. Along with the Stock Exchange Agreement, the Company also reissued 31,000 stock purchase warrants that had been previously issued by AiS.

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

As of June 30, 2024, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

NOTE 9. SUBSEQUENT EVENTS

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock.

On August 9, 2024, the Company’s Board of Directors approved the conversion of the related party loan principal balance of $3,531,272 AUD (U.S. $2,313,690) with Cres Discretionary Trust No. 2 into 9,254,760 shares of the Company’s common stock at a price of $0.25 per share. The conversion will occur upon the earlier of: (i) the Company’s successful listing on OTCQB, or (ii) September 30, 2024.

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

Overview

AiS has been engaged in the development of a digital sports betting and gaming platform.  When completed, our platform will provide users with sports content, racing and sports betting, fantasy sports, and sports streaming solutions. We aim to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users can access our products via multiple devices, including the web and mobile devices.

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

We have achieved the following milestones:

•

Since the inception of AiS through June 30, 2024, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $2,694,900 in private placement funding and received loans from related parties in excess of $2,720,549

•

From December 2021 to October 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

5

•

In February 2022, we launched a content-rich blog site on the appleisports.com domain and initiated search engine optimization activities to increase the search performance of our site on Google search;

•	In April 2022, we reached an agreement with a leading provider of Australian racing data and form information for use on our racing platform;
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in Q3 2024;

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

•

In October 2022, we engaged a leading provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds. The expected completion and product launch is September 2024;

•	In June 2023, we began User Acceptance Testing of our racing and sport betting platform with the NT Racing Commission. The expected completion date is Q2 2024;
•

In July 2023, we entered into a licensing agreement with Seaport, Inc., a technology company, to incorporate their unique firmware and software called “IPK.” The objective is to incorporate the IPK technology into our gaming platform and “Casino in a Box” offerings that will improve performance by minimizing latency and will incorporate a state-of-the-art algorithm that will provide unprecedented security in the industry This is especially critical for the delivery of services in remote communities throughout the USA, including the underserved Native American Nations. The license agreement allows us to use the technology on our own platform with the ability to make the product available to other operators in the gaming space. We also will make the technology available to other iGaming companies that provide wireless iGaming. We expect to launch “Casino in a Box” in Q3 2024;

•

In August 2023, we began engaging with connectivity and communications optimization with third parties and Native American-led service providers to develop a Class II online iGaming platform for the tribal casino market in the United States. This technology focus has led to the development of partnerships and offerings for gaming operators, both brick-and-mortar and online. The expected product launch for the tribal casino market is Q3 2024, and

•

In January 2024, we began engaging with an establish ISP and networking technologies group regarding provision of broadband services to Native American tribal land. This capability, along with the IPK technology, will allow us to deliver the infrastructure needed to deploy broadband services that will enable “Casino in a Box” to operate in a sufficiently secure and fast manner, anywhere in North America. The expected launch date is Q3 2024.

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange. As a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

Our address is 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of this filing): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

Results of Operations

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues

During six months ended June 30, 2024, and 2023, the Company had no revenues.

Operating Expenses

During the six months ended June 30, 2024, the Company had total operating expenses of $1,798,462 compared with $1,663,301 for the six months ended June 30, 2023.

During the six months ended June 30, 2024, operating expenses consisted of corporate expenses of $280,609, consulting and professional fees of $1,106,821 and selling, general and administrative expenses of $411,032. During the six months ended June 30, 2023, operating expenses consisted of corporate expenses of $338,510, consulting and professional fees of $341,763, research and development costs of $673,400, and selling, general and administrative expenses of $259,628. The 8.13% increase in operating expenses for the six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to the reversal of research and development costs during 2024 and decreases in corporate expenses, offset by a significant increase in consulting and professional fees and an increase in selling, general and administrative expenses. The significant increase in consulting and professional fees is due to the continued development of the Company’s digital sports betting and gaming platform.

During the six months ended June 30, 2024, we had $44,736 in interest expense, net primarily attributable to related party debt, compared with $21,522 in interest expense attributable to related party debt for the six months ended June 30, 2023. The increase in interest expense, net for the six months ended June 30, 2024 as compared to the same period in 2023 was due to the increase principal balance on the related party debt.

During the six months ended June 30, 2024, the Company had total $659,133 related to forgiveness of debt. During the six months ended June 30, 2023 the company had no forgiveness of debt. This was related to the Company rescinding of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($659,133).

For the six months ended June 30, 2024, and 2023, we had net losses of $1,183,714 and $1,688,426, respectively, for the reasons discussed above.

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

During the three months ended June 30, 2024, and 2023, the Company had no revenues.

Operating Expenses

During the three months ended June 30, 2024, the Company had total operating expenses of $1,069,101 compared with $657,293 for the three months ended June 30, 2023.

During the three months ended June 30, 2024, operating expenses consisted of corporate expenses of $141,617 consulting and professional fees of $633,727 and selling, general and administrative expenses of $293,757. During the three months ended June 30, 2023, operating expenses consisted of corporate expenses of $216,408, consulting and professional fees of $218,034 and selling, general and administrative expenses of $222,851. The 62.65% increase in operating expenses for the current three months ended June 30, 2024 as compared to the same period in 2023 is primarily due to increases in consulting and professional fees from the continued development of the Company’s digital sports betting and gaming platform, which was partially offset by decreases in corporate expenses from the cost containment measures the Company has implemented.

During the three months ended June 30, 2024, we had $24,736 of interest expense, net primarily attributable to related party debt compared with $11,750 of interest expense, net attributable to related party debt for the three months ended June 30, 2023. The increase in interest expense, net for the three months ended June 30, 2024 as compared to the same period in 2023 was due to the increase principal balance on the related party debt.

During the three months ended June 30, 2024, the Company had total $659,133 related to forgiveness of debt. During the three months ended June 30, 2023 the company had no forgiveness of debt. This was related to the Company rescinding of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($659,133).

During the three months ended June 30, 2024 and 2023, we had net losses of $435,449 and $647,629 respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2024, the Company had a working capital deficit of $5,243,944 compared with a working capital deficit of $5,307,174 as of December 31, 2023. The decrease in working capital deficit is primarily a result of a reduction of accounts payable and accrued expenses during the current period. The Company received funds from private placements (See Net Cash Provided By Financing Activities below) during the current six month period which enabled the reduction of these expenses.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,	June 30,
	2024	2023
Net Cash Used in Operating Activities	$(1,603,880)	$(665,307)
Net Cash Used in Investing Activities	(80,000)	-
Net Cash Provided by Financing Activities	1,707,137	625,742
Effect of changes in exchange rate on cash and cash equivalents	17,920	20,599
Net Change in Cash	$41,177	$(18,966)

Operating Activities

During the six months ended June 30, 2024, the Company incurred a net loss of $1,183,714 which after adjusting for decreases goods and services tax receivable of $26,482, accrued payroll of $38,684, and accounts payable and accrued expenses of $1,063,791 along with increases in accrued interest to related party of $39,364, in accrued interest receivable of $171, prepaid and other assets of $2,600, and deposits of $39,548 along with foreign exchange gain of $351 and forgiveness of debt of $659,133 resulted in net cash of $1,603,880 being used in operating activities during the period. By comparison, during the six months ended June 30, 2023, the Company incurred a net loss of $1,688,426, which after adjusting for increases in goods and services tax receivable of $25,544, accounts payable and accrued expenses of $695,799, accrued interest to related party of $20,853, and accrued payroll of $318,010 along with foreign exchange loss of $14,001, resulted in net cash of $665,307 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2024, the Company loaned $80,000 to SeaPort, Inc. By comparison, during the six months ended June 30, 2023, the Company had no cash flows from investing activities.

Financing Activities

During the six months ended June 30, 2024, the Company received $1,707,137 from financing activities by way of $551,152 of proceeds and $138,915 of payments in loans from related parties and $1,294,900 from common stock issuances. By comparison, during the six months ended June 30, 2023, the Company received $625,742 from financing activities by way of $570,991 of proceeds and $45,549 of payments in loans from related parties, $100,000 from common stock issuances, and $300 from advances to related party.

The Company is dependent upon receiving capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Effective disclosure controls and internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2024, other than the remediation steps addressed above there have been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject or any material proceedings to which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 26, 2024, the Company entered into a subscription agreement with unaffiliated third parties pursuant to which the Company received $647,300 in proceeds in exchange for the issuance of 2,589,600 shares of common stock.

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

APPLE iSPORTS GROUP, INC.

Date: August 15, 2024	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2024	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

