Form 10-Q
period 2024-09-30
Apple iSports Group, Inc.
filed 2024-12-27
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 27, 2024, there were 208,484,211 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

(AUDITED)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,866	$673
Goods and service tax receivable	39,268	61,798
Marketable security	100	100
Prepaid and other assets	23,039	6,812
Total current assets	69,273	69,383

Deposits	41,513	-
Convertible notes receivable	80,000	-
Accrued interest income	1,990	-
Total assets	$192,776	$69,383

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,308,740	$2,464,558
Due to related party	4,999	4,999
Loans payable - related parties	3,390,044	2,720,549
Accrued interest - related parties	142,890	77,964
Accrued payroll	347,406	108,487
Total current liabilities	6,194,079	5,376,557

Total liabilities	6,194,079	5,376,557

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 208,484,211 and 202,784,211 shares issued and outstanding as of September 30, 2024 and December 31, 2023	20,848	20,278
Additional paid-in capital	6,647,575	5,223,245
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	(166,685)	(60,130)
Accumulated deficit	(12,450,087)	(10,437,613)
Total stockholders’ deficit	(6,001,303)	(5,307,174)

Total Liabilities and Stockholders’ Deficit	$192,776	$69,383

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$—	$—	$—	$—

Operating expenses:
Corporate expense	185,410	242,927	546,019	631,437
Consulting and professional fees	421,759	166,021	1,528,580	507,785
Selling, general and administrative	116,760	175,969	527,792	435,597
Research and development	-	-	-	655,000
Total operating expenses	723,929	584,917	2,602,391	2,229,819

Loss from operations	(723,929)	(584,917)	(2,602,391)	(2,229,819)

Other expenses (income):
Forgiveness of debt	600	-	(658,533)	-
Interest expense, net	20,756	14,108	65,492	35,630
Foreign exchange loss (gain)	3,475	(18,436)	3,124	3,566
Total other expenses (income)	24,831	(4,328)	(589,917)	39,196

Operating loss before income taxes	(748,760)	(580,589)	(2,012,474)	(2,269,015)

Provision for income taxes	-	-	-	-
Net loss	$(748,760)	$(580,589)	$(2,012,474)	$(2,269,015)

Foreign currency translation adjustment	(178,812)	45,421	(106,555)	79,885
Comprehensive loss	(927,572)	(535,168)	(2,119,029)	(2,189,130)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted number of shares outstanding
Basic and Diluted	208,429,863	202,784,211	206,702,120	144,143,464

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	2,590,400	259	647,341	-	-	-	647,600
Other comprehensive income	-	-	-	-	170,702	-	170,702
Net loss for period	-	-	-	-	-	(748,265)	(748,265)

Balance as of March 31, 2024	205,374,611	$20,537	$5,870,586	$(52,954)	$110,572	$(11,185,878)	$(5,237,137)

Issuance of common stock	2,589,600	259	647,041	-	-	-	647,300
Stock issuance modification	320,000	32	79,968				80,000
Other comprehensive income	-	-	-	-	(98,445)	-	(98,445)
Net loss for period	-	-	-	-	-	(515,449)	(515,449)

Balance as of June 30, 2024	208,284,211	$20,828	$6,597,595	$(52,954)	$12,127	$(11,701,327)	$(5,123,731)

Issuance of common stock	200,000	20	49,980	-	-	-	50,000
Other comprehensive income	-	-	-	-	(178,812)	-	(178,812)
Net loss for period	-	-	-	-	-	(748,760)	(748,760)

Balance as of September 30, 2024	208,484,211	$20,848	$6,567,575	$(52,954)	$(166,685)	$(12,450,087)	$(6,001,303)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2022	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with merger	195,062,000	19,506	(19,506)	-	-	-	-
Other comprehensive income	-	-	-	-	37,307	-	37,307
Net loss for period	-	-	-	-	-	(1,040,797)	(1,040,797)

Balance as of March 31, 2023	202,704,211	$20,270	$5,123,253	$(52,954)	$64,265	$(7,800,087)	$(2,645,253)

Issuance of common stock	80,000	8	99,992	-	-	-	100,000
Other comprehensive income					(2,843)		(2,843)
Net loss for period	-	-	-	-	-	(647,629)	(647,629)

Balance as of June 30, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$61,422	$(8,447,716)	$(3,195,725)

Other comprehensive income	-	-	-	-	45,421	-	45,421
Net loss for period	-	-	-	-	-	(580,589)	(580,589)

Balance as of September 30, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$106,843	$(9,028,305)	$(3,730,893)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,012,474)	$(2,269,015)
Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange loss	3,124	15,466
Forgiveness of debt	(658,533)	-
Non cash expense from stock issuance modification	80,000	-

Change in operating assets and liabilities:
Good and services tax receivable	22,369	(39,164)
Accrued interest income	(1,990)	-
Accounts payable and accrued expenses	415,675	725,685
Accrued interest – related party	60,701	34,084
Accrued payroll	236,924	387,299
Prepaid and other assets	(16,120)	-
Deposits	(39,512)	-
Net cash used in operating activities	(1,909,836)	(1,145,645)

Cash flows from investing activities
Convertible notes receivable	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities
Advances to related party	-	300
Proceeds from loans payable from related parties, net	599,371	970,729
Proceeds from issuance of common stock	1,344,900	100,000
Net cash provided by financing activities	1,944,271	1,071,029

Effect of changes in exchange rates on cash and cash equivalents	51,758	64,755

Net increase (decrease) in cash and cash equivalents	6,193	(9,861)

Cash and cash equivalents, beginning of period	673	19,857

Cash and cash equivalents, end of period	$6,866	$9,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Paramount Capital Inc., was formed on September 19, 2019, in the State of Wyoming. It is a wholly-owned subsidiary of the Company and since inception, it has had limited operating activity. Effective September 19, 2024, the Company amended Paramount Capital Inc.’s name to AiSportsTek, Inc.

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended September 30, 2024, the Company reported a net loss of $2,012,474, negative working capital of $6,124,806, and an accumulated deficit of $12,450,087. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiary, AiS, AIS Australia, and AiSportsTek, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

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

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance its proprietary technology through the acquisition of third-party intellectual property. As such, in 2022, the Company entered into an agreement to transfer 1,000,000 AUD (U.S. $664,011) in the Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for their operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the first quarter of 2023; however, in April 2024, the Company and the third-party entered into a binding recission agreement and reversed 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($658,133).

Foreign Currency Transactions and Translation

The Company’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned subsidiary, AIS Australia, functional currency in which it operates is Australian Dollars (“AUD”).

For the purpose of presenting these condensed consolidated financial statements, the reporting currency is US$. AIS Australia’s assets and liabilities are expressed in US $ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholder’s equity section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the condensed consolidated statement of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to US $	Period End	Average
December 31, 2023	0.6812	0.6640
September 30, 2024	0.6919	0.6585
September 30, 2023	0.6431	0.6550

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

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to September 30, 2024, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy of disclosures each reporting period.

Related Party Transactions

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 4 below for details of related party transactions in the period presented.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. Australian bank accounts are insured with deposit protection of up to 250,000 AUD. U.S. bank accounts are insured with deposit protection up to $250,000. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of September 30, 2024, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of 60,000 AUD (U.S. $41,513), which is included in deposits on the consolidated balance sheet as of September 30, 2024.

Convertible Notes Receivable

Convertible notes receivable are classified as held-for-investment based on the Company’s intent and ability to hold the loans for the foreseeable future or until maturity. Convertible notes receivable are carried at amortized cost and are reduced by loan origination costs and the allowance for estimated credit losses, as necessary.

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

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereas the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of September 30, 2024, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the three and nine months ended September 30, 2024, the Company recorded $1,008 and $1,990 in interest income related to the loan respectively. As of September 30, 2024, the Company has accrued $1,990 of interest income related to the loan. During the three months ended September 30, 2024, the company has accrued $1,008 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables and loans

Related Party	Note	September 30, 2024	December 31, 2023
Cres Discretionary Trust No. 2	(a)	$2,807,760	$2,145,875
Apple iSports Investment Group Pty	(b)	180,208	177,420
ABA Investment Group Pty Ltd	(c)	311,556	306,734
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		3,390,044	2,720,549

Cres Discretionary Trust No. 2	(a)	114,373	60,752
Apple iSports Investment Group Pty	(b)	12,425	8,251
ABA Investment Group Pty Ltd	(c)	16,092	8,961
Total accrued interest		142,890	77,964

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2024	2023	2024	2023
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	18,262	10,914	51,106	27,974
Apple iSports Investment Group Pty	(b)	1,283	1,897	3,235	3,807
ABA Investment Group Pty Ltd	(c)	2,218	1,297	6,654	3,849
Total related party interest expenses		21,762	14,108	60,995	35,630

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender also is the Company’s majority shareholder. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Lender.

b) On April 8, 2022, the Company’s second-tier subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender.

c) On April 8, 2022, the Company’s second-tier subsidiary, AIS Australia entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender 2.

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

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes or state of Delaware taxes have been made as the Company had no taxable income for the three and nine months ended September 30, 2024 and 2023. The Company’s subsidiary is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and nine months ended September 30, 2024 and 2023. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the nine months ended September 30, 2024, and the year ended December 31, 2023, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding as of and during the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. As of September 30, 2024 and December 31, 2023, the Company had 208,484,211 and 202,784,211 shares issued and outstanding, respectively.

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock

On May 17, 2024, the Company modified its 2023 subscription agreement with a subscriber and issued an additional 320,000 shares of common stock for total of 400,000 shares at a price of $0.25. The modification resulted in an incremental fair value of $80,000 calculated as the difference between the fair value of the original issuance and the fair value of modified issuance on the modification date. The incremental fair value of $80,000 is fully expensed on date of modification.

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

As of September 30, 2024, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

NOTE 9. SUBSEQUENT EVENTS

On November 1, 2024, the Board of Directors approved the conversion of the related party loan principal balance of $4,223,346 AUD (U.S. $2,922,133) with Cres Discretionary Trust No. 2 (“Cres”) into 11,688,532 shares of the Company’s common stock at a price of $0.25 per share, which was based on the subscription price of the Company’s recent private placement offering. As of the date of this filing, a formal agreement has not been entered into and the issuance of the shares and cancellation of the loan has not yet occurred.

On that same date, the Board of Directors of the Company approved the creation of the 2024 Stock Incentive Plan (“2024 Stock Plan”). The maximum number of common stock authorized and available for issuance under the 2024 Stock Plan is 15,000,000 shares of common stock. It also approved the stock option grant of a total of 10,275,000, under the 2024 Stock Plan, to the employees, officers, directors and consultants of the company. The options have an exercise price of $0.25 per share, which was based on the subscription price of the Company’s current private placement offering. A formal plan is to be established by the Board of Directors.

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

The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this quarterly report.

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

We have achieved the following milestones:

•

Since the inception of AiS through September 30, 2024, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $3,064,900 in private placement funding and received loans from related parties in excess of $2,720,549

•

From December 2021 to October 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

5

•

In February 2022, we re-launched a content-rich blog site on the appleisports.com and appleisports.com.au domains and initiated search engine optimization activities to increase the search performance of our site on Google search;

•	In April 2022, we reached an agreement with a leading provider of Australian racing data and form information for use on our racing platform;
•

In April 2022, we completed and submitted our application for a Northern Territory (NT) Online Bookmaking license. We appeared before the NT Racing Commission in May 2022 to present our application for approval. We expect the license to be issued in Q1 2025;

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

•

In May 2023, we began brand awareness and user harvesting actives by advertising around Australia on SEN Radio, the largest sports radio network in Australia. Advertising continued sporadically through August of 2024;

•	In June 2023, we began User Acceptance Testing of our racing and sport betting platform with the NT Racing Commission. The expected completion date is Q2 2024;
•

In July 2023, we entered into a licensing agreement with Seaport, Inc., a technology company, to incorporate their unique firmware and software called “IPK.” The objective is to incorporate the IPK technology into our gaming platform and “Casino in a Box” offerings that will improve performance by minimizing latency and will incorporate a state-of-the-art algorithm that will provide unprecedented security in the industry This is especially critical for the delivery of services in remote communities throughout the USA, including the underserved Native American Nations. The license agreement allows us to use the technology on our own platform with the ability to make the product available to other operators in the gaming space. We also will make the technology available to other iGaming companies that provide wireless iGaming. We expect to launch “Casino in a Box” in Q1 2025;

•

In August 2023, we began engaging with connectivity and communications optimization with third parties and Native American-led service providers to develop a Class II online iGaming platform for the tribal casino market in the United States. This technology focus has led to the development of partnerships and offerings for gaming operators, both brick-and-mortar and online. The expected product launch for the tribal casino market is Q1 2025, and

•

In January 2024, we began engaging with an establish ISP and networking technologies group regarding provision of broadband services to Native American tribal land. This capability, along with the IPK technology, will allow us to deliver the infrastructure needed to deploy broadband services that will enable “Casino in a Box” to operate in a sufficiently secure and fast manner, anywhere in North America. The expected launch date is Q1 2025.

•

In March 2024 we began negotiations with an existing sportsbook operator with a well-established user base. A Letter of Intent has been agreed and final sale and purchase agreement in intended to be signed in Q4 2024.

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

Our corporate structure is depicted below:

Results of Operations

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues

During nine months ended September 30, 2024 and 2023, the Company had no revenues.

Operating Expenses

During the nine months ended September 30, 2024, the Company had total operating expenses of $2,602,391 compared with $2,229,819 for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, operating expenses consisted of corporate expenses of $546,019, consulting and professional fees of $1,528,580 and selling, general and administrative expenses of $527,792. During the nine months ended September 30, 2023, operating expenses consisted of corporate expenses of $631,437, consulting and professional fees of $507,785, research and development costs of $655,000, and selling, general and administrative expenses of $435,597. The 16.71% increase in operating expenses for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to a significant increase in consulting and professional fees and an increase in selling, general and administrative expenses partially offset by the reversal of research and development costs during 2024 and decreases in corporate expenses. The significant increase in consulting and professional fees is due to the continued development of the Company’s digital sports betting and gaming platform.

During the nine months ended September 30, 2024, we had $65,492 in interest expense, net primarily attributable to related party debt, compared with $35,630 in interest expense attributable to related party debt for the nine months ended September 30, 2023. The increase in interest expense, net for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to the increase principal balance on the related party debt.

During the nine months ended September 30, 2024, the Company had total $658,533 related to forgiveness of debt. During the nine months ended September 30, 2023 the company had no forgiveness of debt. This was related to the Company rescinding of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($658,533).

For the nine months ended September 30, 2024, and 2023, we had net losses of $2,012,474 and $2,269,015, respectively, for the reasons discussed above.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues

During the three months ended September 30, 2024, and 2023, the Company had no revenues.

Operating Expenses

During the three months ended September 30, 2024, the Company had total operating expenses of $723,929 compared with $584,917 for the three months ended September 30, 2023.

During the three months ended September 30, 2024, operating expenses consisted of corporate expenses of $185,410 consulting and professional fees of $421,759 and selling, general and administrative expenses of $116,760. During the three months ended September 30, 2023, operating expenses consisted of corporate expenses of $242,927, consulting and professional fees of $166,021 and selling, general and administrative expenses of $175,969. The 23.77% increase in operating expenses for the three months ended September 30, 2024 as compared to the same period in 2023 is primarily due to the increases in consulting and professional fees from the continued development of the Company’s digital sports betting and gaming platform partially offset by decreases in corporate expenses from the cost containment measures the Company has implemented.

During the three months ended September 30, 2024, we had $20,756 of interest expense, net primarily attributable to related party debt compared with $14,108 of interest expense, net attributable to related party debt for the three months ended September 30, 2023. The increase in interest expense, net for the three months ended September 30, 2024 as compared to the same period in 2023 was due to the increase principal balance on the related party debt.

During the three months ended September 30, 2024 and 2023, we had net losses of $748,760 and $580,589 respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2024, the Company had a working capital deficit of $6,124,806 compared with a working capital deficit of $5,307,174 as of December 31, 2023. The increase in working capital deficit is primarily a result of an increase of accounts payable and accrued expenses during the nine months ended September 30, 2024. The Company received funds from private placements (See Net Cash Provided By Financing Activities below) during the nine months ended September 30, 2024 which enabled the reduction of these expenses.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Net cash used in operating activities	$(1,909,836)	$(1,145,645)
Net cash used in investing activities	(80,000)	-
Net cash provided by financing activities	1,944,271	1,071,029
Effect of changes in exchange rate on cash and cash equivalents	51,758	64,755
Net change in cash and cash equivalents	$6,193	$(9,861)

Operating Activities

During the nine months ended September 30, 2024, the Company incurred a net loss of $2,012,474 which after adjusting for decreases goods and services tax receivable of $22,369, along with increases in accounts payable and accrued expenses of $415,675, accrued payroll of $236,924, accrued interest to related party of $60,701, accrued interest income of $1,990, prepaid and other assets of $16,120, and deposits of $39,512 along with foreign exchange loss of $3,124, forgiveness of debt of $658,533 and non cash expenses from stock issuance modification $80,000 resulted in net cash of $1,909,836 being used in operating activities during the period. By comparison, during the nine months ended September 30, 2023, the Company incurred a net loss of $2,269,015 which after adjusting for increases in goods and services tax receivable of $39,164, accounts payable and accrued expenses of $725,685, accrued interest to related party of $34,084, and accrued payroll of $387,299 along with foreign exchange loss of $15,466, resulted in net cash of $1,145,645 being used in operating activities during the period.

Investing Activities

During the nine months ended September 30, 2024, the Company loaned $80,000 to SeaPort, Inc. By comparison, during the nine months ended September 30, 2023, the Company had no cash flows from investing activities.

Financing Activities

During the nine months ended September 30, 2024, the Company received $1,944,271 from financing activities by way of $599,371 of net proceeds from related parties loans and $1,344,900 of proceeds from common stock issuances. By comparison, during the nine months ended September 30, 2023, the Company received $1,071,029 from financing activities by way of $970,729 of net proceeds from related parties loans and $100,000 from common stock issuances, and $300 from advances to related party.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2024, other than the remediation steps addressed above there have been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock.

The stated stock transaction was exempt under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the subscriber was an accredited investor and acquired the shares for investment purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

On October 14, 2024, the Company’s common stock began trading on the OTCQB platform of OTC Markets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

Date: December 27, 2024	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: December 27, 2024	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

