Form 10-K
period 2024-12-31
Apple iSports Group, Inc.
filed 2025-04-01
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-32389

APPLE iSPORTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

100 Spectrum Center Dr.

Suite 900

Irvine, CA 92612

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +613 8393 1459

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $128,357,298.

As of April 1, 2025, there were 219,715,851 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

☐	Market acceptance of our products and services;

☐	Competition from existing products or new products that may emerge;

☐	The implementation of our business model and strategic plans for our business and our products;

☐	Estimates of our future revenue, expenses, capital requirements and our need for financing;

☐	Our financial performance;

☐	Current and future government regulations regarding the sports betting industry;

☐	Developments relating to our competitors; and

☐	Other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•	“we,” “us,” “our company,” “our” and “Company” refer to the combined business of Apple iSports Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“AiS” or “Subsidiary” refers to Apple iSports, Inc., a Delaware corporation, and its subsidiary AiS Australia;

•	“AiS Australia” refers to Apple iSports Australia Pty Ltd., an Australian company;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“AUD” refers to the Australian dollar;

•	“U.S. dollars”, “USD,” “dollars,” and “$” refer to the United States dollar;

•	“Securities Act” refers to the United States Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended.

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

On August 31, 2023, the Company amended its Articles of Incorporation with the Nevada Secretary of State to affect the name change of the Company to Apple iSports Group, Inc.

DESCRIPTION OF OUR BUSINESS

Our corporate structure is depicted below:

Industry Terms.

Pari-mutuel Betting - All the bets/money placed on an event are aggregated into a single pool of money, the “take-out” (by the totalizator operator) is subtracted, and dividends (distribution to bettors) are calculated by dividing the pool between winning bets based on their odds. The returns are subject to the calculation of dividends after the conclusion of the race. Before the market closes, approximate dividends can be displayed, but the final dividend can change after wagers are placed. Typically, pari-mutuel betting is used in thoroughbred horse racing, greyhound racing, and harness racing, among other races and other events.

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

AiS has been engaged in developing a fixed odds and live streaming sports betting application targeting the Australian online sports betting market. Our formal licensing application with NTRWC is contingent upon board approval for funding Australian betting operations.

In the USA, AiS has been engaged in developing a multi-tenancy Class II, Class III and sports betting platform targeting Tribal lands - supported by provisioning broadband private LTE networks through a strategic partnership with Americrew.

In addition, we have been approved by the North Dakota Racing Commission in the State of North Dakota as an (ADW) provider, which, subject to the approval of the Thoroughbred Racing Protective Bureau (discussed below), will allow us to provide pari-mutuel betting on horse racing in North Dakota and in 20 additional U.S. states. As of the date of this filing, we do not have an online sports betting license in any state in the U.S.

Our two primary markets are Australia and the U.S. (initially in North Dakota and such other states where we intend to become licensed, as well as deploying gaming solutions in Tribal Lands). We will have separate websites for both markets, namely www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Since the inception of AiS, we have achieved the following milestones:

•

Since the inception of AiS through December 31, 2024, we (i) established a core team with the industry skills and experience to manage the Company and (ii) received approximately $2,744,900 in private placement funding and received loans from related parties of more than $3,597,442.

•

From December 2021 to October 2022, we developed our Go-to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an (ADW) license, subject to the approval of the Thoroughbred Racing Protective Bureau. Completion of the TRPB examination is required to receive a state-issued ADW; This will be concluded subsequent to closing the capital raising.

•

In October 2022, we engaged a provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds.; Our platform will be implemented within 12-16 weeks of completing the capital raising.;

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•	In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. Advertising continued sporadically through August of 2024;

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and 55 Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of this filing): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our Apple iSports Platform

Apple iSports platform will feature the following “products”:

❖	Fixed Odds Sport Betting
❖	Fixed Odds & Pari-Mutuel Odds Horse Racing
❖	Live Content Streaming

These individual products are further described below:

Sports Betting. Will provide betting coverage for many major sporting leagues and events, including but not limited to the National Football League (NFL), Australian Rules Football (AFL), Major League Baseball (MLB), the National Basketball Association (NBA), as well as for other sports, such as Cricket, Golf, Ice Hockey, Soccer, and Tennis.

Sports betting, at its simplest, is placing a financial wager on the outcome of a sporting game or match, including certain events that occur within such a game or match. The product will feature functionality designed to provide a personalized customer experience. The product will be capable of taking and placing a variety of betting types and combinations.

These betting opportunities will be fixed-odds bets, which means that we will set the odds for each such event. There is a market ratio in each market offered to our customers, which is the average level of profit over every proposition in the market. We will manage our margins using smart technologies and traditional risk management methodologies.

Horse Racing. We will provide advanced racing informatics to the user. Our analysis and insights will include race and individual ratings, previous winning margins, speed maps and race analysis. We also will provide live updates for scratches, jockeys, prices, track conditions and race start time changes.

In Australia, racing wagering will include fixed odds and tote derivative betting. We derive revenues based on the management of risk.   Initially, racing wagering will consist of participating in pari-mutuel pools in the United States.

Live Content Streaming. Our Live Content Sports Streaming Channel will provide great value to the Apple iSports brand. Users will be able to watch a wide range of live sporting events and sports-based shows. We believe this feature will promote more betting by users. The Live Content Sports Streaming Channel will have up to 8 minutes per hour of advertising space, and we intend to sell this space to generate revenue. Any unsold ad space will be used to promote other Apple iSports offerings where applicable and compliant with existing advertising rules governing online sports betting in Australia.

The Live Content Sports Streaming Channel will be available on the Apple iSports websites, as well as on a range of distribution platforms.

Our Revenue Model.

Our revenue model is premised on several streams of operations. We expect to profit from pari-mutuel and fixed odds gaming, as well as advertising. In pari-mutuel gaming, we receive a fee on the total amount bet on an event. The type of wagering is essentially risk-free and is payable regardless of the outcome of the event since we are not on either side of a bet. Our pari-mutuel provider places bet funds from bets made through our platform in the betting pools and manages the ‘rake’ (a fixed percentage of the total amount bet on an event) and apportions our share based on the percentage of the pool contributed through all of our apps.

In fixed odds gaming, we actively manage risk through experienced risk management and smart technology, including laying off risk where necessary. We also use client profiling techniques to ensure we leverage client segmentation to enhance risk management tools.

In Australia, we expect approximately 60% of betting revenue to be from horse racing, with the rest spread across all sports). In the U.S., however, sports betting is more widely practiced than racing and we expect a much higher portion to be sports-related. Once we begin acquiring sports betting licenses in the future.

By exploring freemium pricing, microtransactions, and subscription services, Apple iSports streaming video services could expand audiences and increase engagement through diverse experiences.

We also expect to generate revenue from the deployment of technology to Tribal Casinos and gaming operators. Such revenue should include implementation fees, ongoing maintenance fees, and, in some cases, revenue share from operators.

Our Growth Strategy.

Our growth strategy is premised on market expansion and building brand positioning and reach to drive customer acquisition.

New Markets. Currently, we intend to be licensed to sell all our products throughout Australia and our racing product in North Dakota and approximately 20 other states in the United States. We are in the process of developing an iGaming platform for the tribal casino market.

Engaging Content. We believe that content delivered via our Live Content Sports Streaming Channel is essential to our success. The channel creates engagement, generates its own revenue via ad sales, and anchors users to our site, which in turn provides a range of opportunities to promote our products. The channel also delivers content, such as drag racing, beach volleyball and more, along with odds and, potentially, fantasy leagues. Odds and wagering on these events are not available through other sports betting platforms.

New Users in Existing Markets. We intend to reach new users in targeted markets using digital marketing activations such as search engine optimization, pay-per-click, and search engine marketing (SEO/PPC/SEM) by leveraging a range of marketing strategies to drive more people to our website.  We will have a carefully targeted strategy that identifies traffic with high conversion rates based on industry experience and digital marketing background.  We also intend to profile potential customers based on their betting history which will enable us to provide highly targeted ads and content. We will use social media to drive engagement organically.

Website and Product Development.

We have entered into agreements with various software providers to develop our website, our sportsbook, and our Live Content Sports Streaming Channel.

The Apple iSports website and products are being developed under the direction of our Chief Operating Officer and Chief Technology Officer. Strategic planning and specifications are being conducted in-house, as are key design tasks.

The sportsbook is the core of the Apple iSports backend and provides the main user database, reporting and key integration points. This includes a single sign-on/log-in to all functions. The sportsbook is being developed by a third-party vendor, Australia, with PuntersTech, securing a customized sports betting platform optimized for the Australian market.

Customization of the sportsbook, including implementation of Apple iSport’s novel bet types, reporting requirements and user interface, along with integration to core components such as payments, identity verification, specialized data feeds and geo-control, are being implemented for the Australian markets in parallel by experienced vendors, with significant collaboration with the Apple iSports team.

The Apple iSports Live Content Sports Streaming Channel is being implemented by leading sports content producers and curators in Australia, with global content and distribution reach. As our content partner, they will produce and program the content for specific markets and sports, as well as manage licensing and rights clearances. The channel will initially be integrated into the Apple iSports (Australia) website.

The sports channel developer is remunerated for the initiation and management of the channel and oversight of the technical operations of distribution and delivery. This content may be added to the primary channel programming or form the basis of a secondary linear channel or, potentially, an ad supported video on demand. After the first year of operations, a revenue share arrangement is contemplated but has not yet been agreed upon.

Markets and Marketing.

Markets.

Sports betting has become one of the most important categories in entertainment because of the fanaticism of the fans. It is captivating and connects millions of people and many of the largest sectors in the global economy, from betting, online gaming, and digital platforms to live events, retail, broadcasting, sponsorship, and merchandising.

A report published by IMARC Group stated, “The global sports betting market size was valued at USD 103.08 Billion in 2024. Looking forward, IMARC Group estimates the market to reach USD 224.12 Billion by 2033, exhibiting an annual growth rate of 8.56% from 2025-2033.”

In the United States, after the Supreme Court’s decision to strike down the federal ban on sports betting in the United States in May 2018, various states have legalized or introduced legislation to legalize the sports betting industry.

According to the same source, the united states holds 86.50% shares of North America. These margins have been driven by the legalization of sports betting in multiple states. This has been paired with the utilization of technological advancement such as smartphones and high-speed internet has made sports betting more convenient.

Australia is one of the most mature legal betting markets in the world, and sports betting (including racing) has been legal for over three decades in several major global markets, such as the United Kingdom, Latin America, Italy, and other parts of Europe and Asia Pacific. Much like un the United States, the Australian market is experiencing an increase in app-based sports betting that is curated to its users. It is expected that these markets will exhibit an annual growth rate of 9.45% during 2025-2033 according to IMARC Group.

Marketing.

We intend to deploy a mix of marketing strategies. These strategies include;

•	Database and collaborative marketing with related industry partners,
•	Digital marketing on key industry and related sites
•	Marketing on various social media sites
•	Search engine optimization and search engine marketing,
•	Affiliate partnerships
•	Conferences and targeted corporate selling for technology offerings and
•	Extensive public relations to build fan awareness and support amongst financial analysts and investors
•	Highly selective paid advertising on media dedicated to sports and racing, such as Sports Entertainment Network in Australia

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

Notwithstanding our perceived competitive advantages, we face competition from companies that are substantially larger and better financed.  Our future success depends on our ability to compete effectively with them. As a result, we may have difficulty competing with these larger, established competitor companies. Generally, they have:

•	substantially greater financial, technical, and marketing resources;
•	larger customer bases;
•	better name recognition and
•	potentially more expansive product or app offerings.

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

We have identified external opportunities through mergers and acquisitions (M&A) to complement our organic growth initiatives, which will accelerate the achievement of our strategic objectives. This approach combines the benefits of both organic and inorganic growth strategies to drive rapid expansion and enhance our competitive position.

Intellectual Property

Trademark applications have been filed for certain Apple iSports logos and marks with the United States Patent and Trademark Office in the US and with IP Australia. The following applications have been filed:

•	Australian trademark for the Apple iSports ‘a’ icon logotype was filed on July 6, 2023 and approved on February 14, 2024
•	U.S. trade market for the Apple iSports ‘a’ icon logotype was filed on July 18, 2023 and remains pending as of April 1, 2025
•	US trademark for Apple iSports stylized name logotype was filed on July 18, 2023 and remains pending as of April 1, 2025

Applications in the US for the swoosh and ball logos were withdrawn in December 2023.

We have not filed for patent protection for any of our betting processes which we have developed and which we believe to be novel. Instead, we will rely on trade secrets and know-how protection. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how, and other unpatented technology. To protect our rights in these areas, we require all third parties that develop software to maintain such information as confidential. These agreements may not provide meaningful protection for our unpatented technology in the event of unauthorized use, misappropriation, or disclosure.

Government Regulation.

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the sports betting industry. This industry is generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact its business.

The sports betting industry is heavily regulated and in order to continue our operations, we must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction in which we operate. Our business is subject to extensive regulation under the laws, rules, and regulations of these jurisdictions. These laws, rules, and regulations generally concern the responsibility, financial stability, integrity, and character of the owners, managers, and persons with material financial interests in gaming operations, along with the integrity and security of our sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

These laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to; ensure that unsuitable individuals and organizations have no role in gaming operations, establish procedures designed to prevent cheating and fraudulent practices, establish and maintain anti-money laundering practices and procedures, file periodic reports with gaming regulators, establish programs to promote responsible gaming and enforce minimum age requirements.

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

Government Licensing.

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or a determination of suitability from the responsible authorities. We will ensure that we obtain all necessary licenses to develop and put forth its offerings in the jurisdictions in which we operate and where our users are located. In this regard, we have received a provisional Advance Deposit Wagering license from the North Dakota Racing Commission (subject to terms as outlined above). As a result of this license, we are able to offer pari-mutuel wagering on racing in that state and a number of other U.S. states that do not currently have specific racing regulations.

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

Employees.

As of the date of this filing, we have 6 full time employees, including senior management.

Item 1A. Risk Factors

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Given our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained herein, in evaluating our business and us.

Risks Related to Our Company

OUR CASH REQUIREMENTS ARE SIGNIFICANT. THE FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OUR OPERATIONS. Our business plan of developing, introducing and marketing our gaming platform will require a significant cash infusion. As stated elsewhere herein, we estimated that the costs to complete our business plan are approximately $5,500,000. In addition, our ongoing annual expenses are approximately $2 to $3 million, excluding marketing. Therefore, we likely will need significant, additional capital until we achieve positive cash flow. As of December 31, 2024, the Company reported net losses of $2,821,336. In addition, as of December 31, 2024, the Company had a working capital deficit of approximately $6,539,584 (of $4,210,127 is due to related parties) with cash on hand of approximately $42,167 Our auditor’s report for the December 31, 2024, year-end period includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Currently, we do not have sufficient financial resources to fund our business plan. Therefore, we need additional financing to continue these operations and as mentioned, we may need significant additional capital to achieve positive cash flow.

We believe that our existing capital resources are inadequate to enable it to execute its business plan. As of the date of this filing, we have closed our private placement at $0.25 and we raised a total of $2,744,900. We expect to continue to raise funds through the private placement of our capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We estimate we will require additional cash resources during fiscal 2025 and beyond based on our current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional, perhaps significant, capital in the future. These capital expenditures are intended to be funded from third-party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this filing, the Company is indebted to certain affiliates in the amount of approximately $4,210,127 . This debt is due on demand, and the Company cannot repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

WE HAVE INCURRED NET LOSS IN THE PAST AND WE MAY CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE. As stated above, we incurred a net loss of approximately $2,821,336 for the annual period ended December 31, 2024. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. Our ability to achieve and maintain profitability will depend in large part on our ability to, among other things, continue to develop our gaming and sports betting platform in a cost-effective manner, sequentially increase the number of users during a short period of time, and optimize our cost structure. We may not be able to achieve any of the above. We intend to continue to invest heavily in our fulfillment infrastructure and technology platform in the foreseeable future to support an even more carefully curated selection of products and offer additional value-added services. As a result of the foregoing, we believe that we may incur net losses in the future.

OUR OPERATING LOSSES, WORKING CAPITAL, AND ACCUMULATED DEFICIT DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT. Our operating losses, working capital deficiency, and accumulated deficit raise substantial doubt about our ability to continue as a going concern.  If we do not generate revenues, do not achieve profitability, and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules, and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $300,000 to $500,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply to trade our securities on a national stock exchange, which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance, and public company reporting; however, there can be no assurance that we will have sufficient cash resources to satisfy our public company reporting and compliance obligations. If we cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines, and penalties, our stock could be barred from trading in public capital markets, and we may have to cease doing business

INABILITY TO MAINTAIN OPERATIONAL INFRASTRUCTURE AND SYSTEMS. We understand that there are several challenges related to our infrastructure that we are going to face in future. The main challenges are computing platforms, data acquisition, compute provisioning and management, data storage architectures, data analytics, and networks and communication. Some challenges that we may face in the future such as:

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS, WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder, through his affiliates, owns approximately 42% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders may have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT ITS GROWTH INITIATIVES, AND SUCH CAPITAL MAY NOT BE AVAILABLE ON ECONOMICALLY FAVORABLE TERMS, IF AT ALL. THIS COULD HAMPER OUR GROWTH AND ADVERSELY AFFECT OUR BUSINESS. To fully develop our business plan and otherwise support our growth in the sports and gaming industries, we will need to raise additional capital to address these needs. These funds may be in the form of additional equity or debt financings. Our ability to obtain additional capital when required will depend on our business plans, investor demand, operating performance, capital markets conditions, and other variables, some of which are uncertain. If we raise additional funds by issuing equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of its currently issued and outstanding equity, and its existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances will be adversely affected, and our business will be severely harmed.

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

INTENSE COMPETITION. We will face intense competition in the gaming/sports betting industry. Substantially some of our competitors have greater managerial, financial, and technical resources than our company, as well as greater name and brand recognition than us. This type of environment is extremely challenging for a start-up company like us and, as a result, we may find it difficult for us to overcome and become a successful company.

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

Future legislative and regulatory action, and court decisions, or other governmental action may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws and us as violating local laws despite our efforts to obtain all applicable licenses or approvals. There is also the risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors public entities or incumbent monopoly providers, or private individuals, could be initiated against

OUR GROWTH PROSPECTS DEPEND ON THE LEGAL STATUS OF REAL-MONEY GAMING IN VARIOUS JURISDICTIONS, AND LEGALIZATION MAY NOT OCCUR IN AS MANY STATES AS WE EXPECT OR MAY OCCUR AT A SLOWER PACE THAN WE ANTICIPATE. ADDITIONALLY, EVEN IF JURISDICTIONS LEGALIZE REAL MONEY GAMING, THIS MAY BE ACCOMPANIED BY LEGISLATIVE OR REGULATORY RESTRICTIONS AND/OR TAXES THAT MAKE IT IMPRACTICABLE OR LESS ATTRACTIVE TO OPERATE IN THOSE JURISDICTIONS OR THE PROCESS OF IMPLEMENTING REGULATIONS OR SECURING THE NECESSARY LICENSES TO OPERATE IN A PARTICULAR JURISDICTION MAY TAKE LONGER THAN WE ANTICIPATES, WHICH COULD ADVERSELY AFFECT ITS FUTURE RESULTS OF OPERATIONS AND MAKE IT MORE DIFFICULT TO MEET ITS EXPECTATIONS FOR FINANCIAL PERFORMANCE. Several states have legalized or are currently evaluating the legalization of real money gaming, and our business, financial condition, results of operations, and business prospects are significantly dependent upon the legalization status in these states. Our business plan is partially based upon the legalization of real money gaming in additional states and the legalization may not occur as anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate online sports betting in U.S. jurisdictions where such games are legalized, our future growth in online sports betting could be materially impaired.

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

OUR GROWTH PROSPECTS AND MARKET POTENTIAL WILL DEPEND ON ITS ABILITY TO OBTAIN LICENSES TO OPERATE IN JURISDICTIONS, AND IF WE FAIL TO OBTAIN SUCH LICENSES, ITS BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS PROSPECTS COULD BE IMPAIRED. Our ability to grow its business will depend on its ability to obtain and maintain licenses to offer its product offerings in many jurisdictions or heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of its product offerings, increasing its user base and/or generating revenues. We cannot be certain that it will be able to obtain and maintain licenses and related approvals necessary to conduct its online sports betting operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on its business, financial condition, results of operations and business prospects.

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

Risks Related To Our Securities

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL. As stated elsewhere herein, we will need to raise additional capital to fund our ongoing operations. We have limited cash on hand and working capital. To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. Our capital expenditures are intended to be funded from third-party sources and affiliates if available, including the incurrence of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of December 31, 2024, the Company is indebted to certain affiliates in the amount of $4,210,127. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

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

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED, AND AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. To date, the public market for our Common Stock has been limited.  We cannot predict that a broader or more active public trading market for our shares of Common Stock will develop or be sustained or that any trading levels will be sustained. Due to these conditions, we; cannot assure investors that they will be able to sell their shares of Common Stock at or near ask prices or at all.

OUR MAJORITY SHAREHOLDER, WHO ALSO IS OUR DIRECTOR, MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. One of our directors is deemed to beneficially own approximately 42% of our outstanding common stock. The interests of our director may not be, at all times, the same as that of our other shareholders of our other shareholders, but he will have the ability to exert complete control over the affairs of the Company. Also, he will be able to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring, or preventing a change of control of, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of the date of this filing, we had 219,715,851 shares of our common stock issued and outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted, and such equity securities may have rights, preferences, or privileges senior or more advantageous to our common stockholders.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Item 2. Properties.

We do not currently own any property. Our executive office is a virtual office located at 100 Spectrum Center Dr. Suite 900, Irvine, CA 92612. We have two satellite offices in Australia; Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. The Lonsdale address is leased from a business owner of one of the Companies directors on a month to month basis at no charge. We consider our current principal office space arrangement adequate. Annual rent on our main U.S office and our satellite office in Australia are $946 and $460, respectively.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTCQB Market under the symbol “AAPI.” The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-Pink through the Third Quarter 2024. On October 14, 2024, the Company’s common stock began trading on the OTCQB platform of OTC Markets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low

Fiscal year ended December 31, 2023:
First Quarter	$3.00	$2.00
Second Quarter	$3.00	3.00
Third Quarter	$3.03	2.50
Fourth Quarter	$3.03	2.03

Fiscal year ended December 31, 2024:
First Quarter	$5.00	$3.30
Second Quarter	$6.00	4.30
Third Quarter	$5.90	0.11
Fourth Quarter	$5.64	0.11

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 500,000,000 shares of Common Stock. As of December 31, 2024, there were 608 holders of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 1, 2024, the Board of Directors (“Board”) approved the creation of a 2024 Stock Incentive Plan (“2024 Stock Plan” or “Plan”) on terms and conditions to be approved by the Board of Directors. The Board authorized a total of 15,000,000 shares of common stock to be granted under the Plan for the benefit of employees, officers, directors, and consultants, as well as the grant of a total of 10,275,000 stock options under the Plan subject to formal agreements between the grantees and the Company. The 2024 Stock Plan will allow for the grant of stock options and restricted stock awards.

On December 20, 2024, the Board of Directors formally approved the 2024 Stock Plan and increased the number of shares of common stock under the Plan to 20,000,000. In addition, it approved the grant of an additional 5,000,000 stock options for a total of 15,275,000 stock options under Plan, although no formal agreement between the Company and grantees has been approved by the Board of Directors.

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. On that same date, the board approved stock option grants totaling 15,275,000 shares of common stock with an exercise price of $0.25 per share. The effective date of the stock option grants to the grantees was January 15, 2025.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated, audited financial statements of the Company for the annual periods ended December 31, 2024, and December 31, 2023, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

AiS has been engaged in the development of a digital sports betting and gaming platform. Our platform, when complete, will provide users with sports betting and live content sport streaming solutions. Our aim is to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users can access our products via multiple devices including the web and mobile devices.

We are licensed in North Dakota as an (ADW) provider, subject to completion of TRPB examination, which will allow us to provide pari-mutuel betting on racing in North Dakota and up to an additional 20 states that do not have specific regulations.

Our two primary markets are the U.S.A. (in select states where we are licensed), Tribal lands (U.S.A.) and Australia.

We will have separate websites for both markets, namely www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

We have achieved the following milestones:

•

Since the inception of AiS through December 31, 2024, we (i) established a core team with the industry skills and experience to manage the Company and (ii) received approximately $2,744,900 in private placement funding and received loans from related parties of more than $3,597,442.

•

From December 2021 to October 2022, we developed our Go-to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an (ADW) license, subject to the approval of the Thoroughbred Racing Protective Bureau. Completion of the TRPB examination is required to receive a state-issued ADW; This will be concluded subsequent to closing the capital raising.

•

In October 2022, we engaged a provider of white-label sportsbook platforms and began customization and integration with key components (KYC, payments, CRM, credit card verification) and data feeds.; Our platform will be implemented within 12-16 weeks of completing the capital raising.;

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•	In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. Advertising continued sporadically through August of 2024;

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined and are recorded at the historical cost basis, and the consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia and Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of this filings): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

Results of Operations (Audited) for the Fiscal Year Ended December 31, 2024 Compared to the Fiscal Year Ended December 31, 2023.

Results of Operations

During the fiscal years ended December 31, 2024 and 2023, the Company had no revenues. During the same periods, the Company had total operating expenses of $3,419,426 and $3,603,110, respectively. During the year ended December 31, 2024, operating expenses consisted of corporate expenses of $458,366, consulting and professional fees of $2,237,043, and selling, general, and administrative expenses of $724,017. During the year ended December 31, 2023, operating expenses consisted of corporate costs of $548,582, consulting and professional fees of $1,580,451, selling, general and administrative expenses of $810,066, and research and development fees of $664,011. The 6% decrease in operating expenses for the current year over the prior year is driven by increases in consulting and professional fees related to the continued development of the Company’s digital platform. This was offset by the reversal of research and development costs during 2024, as well as decreases in corporate expenses, and a decrease in marketing-related costs.

During the years ended December 31, 2024, and 2023, we had $92,194 and $60,746, respectively, in interest expense attributable to related party debt. The increase in interest expense, net for the current year over the prior year, was due to the increased principal balance on the related party debt.

During the year ended December 31, 2024, we had $659,663 related to debt forgiveness. This was related to the Company rescinding a third-party intellectual property acquisition and reversal of AUD $1,000,000 of accounts payable and recognized forgiveness of debt income of AUD $1,000,000 ($659,663). During the year December 31, 2023, the company had no forgiveness of debt.

During the years that ended December 31, 2024 and 2023, we had $2,821,336 and $3,678,323, respectively in losses from operations for the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a working capital deficit of $6,539,584 compared with a working capital deficit of $5,307,174 as of December 31, 2023. The increase in the working capital deficit is primarily a result of an increase in accounts payable and accrued expenses during the years ended December 31, 2024. The Company received funds from private placements (See Net Cash Provided By Financing Activities below) during the year ended December 31 2024, which enabled the reduction of these expenses.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Net Cash Used in Operating Activities	$(2,356,400)	$(1,466,251)
Net Cash Used in Investing Activities	(80,000)	-
Net Cash Provided by Financing Activities	2,508,689	1,468,921
Effect of changes in exchange rate on cash and cash equivalents	(30,795)	(21,584)
Net Change in Cash	$41,494	$(19,184)

Operating Activities

During the year ended December 31, 2024, the Company incurred a net loss of $2,821,336, which after adjusting for increased goods and services tax receivable of $8,853, along with increases in accounts payable and accrued expenses of $393,447, accounts payable and accrued expenses to related parties $458,525, accrued payroll of $304,187, accrued interest to related party of $87,629, accrued interest income of $2,998, prepaid and other assets of $4,844, and deposits of $87,629 along with foreign exchange loss of $30,621, forgiveness of debt of $659,663 resulted in net cash of $(2,356,400) being used in operating activities during the period. By comparison, during the year ended December 31, 2023, the Company incurred a net loss of $3,678,323 which after adjusting for increases in goods and services tax receivable of $(46,384), foreign exchange loss of 14,467, accounts payable and accrued expenses of $2,108,523 accrued interest of $60,111 and accrued payroll of $75,085 resulted in net cash of $(1,466,521) being used in operating activities during the period. The year over year increase to Net cash used for operating activities is primarily driven by the increase in consulting and professional fees and related party expenses to help further the development of the app as we grow closer to launch. In addition, the company saw significant changes resulting from the forgiveness of debt for $659K from the recission of intellectual property in April 2024 as well as $88K in deposits for the purchase of a customer database, web domain, and the intent for the purchase of broadband infrastructure and private 5G LTE networks, which were cost that the company had not incurred during prior year.

Investing Activities

During the years ended December 31, 2024, the Company loaned $80,000 to SeaPort, Inc., an unaffiliated third party. By comparison, in the years ended 2023, the Company had no cash flows from investing activities.

Financing Activities

During the year ended December 31, 2024, the Company received $2,508,689 from financing activities by way of $1,163,789 of net proceeds from related party loans and $1,344,900 of proceeds from common stock issuances. By comparison, during the year ended December 31, 2023, the Company received $1,468,921 from financing activities by way of $1,368,621 in loans from related parties, $100,000 from stock issuances, and $300 in advances from related parties. The significant year over year increase in finance activities is primarily due to the issuance of 5,379,600 shares of common stock resulting in $1,344,362 proceeds from common stock issuance for the year compared to prior year.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

None.

Critical Accounting Estimates and Policies

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

Please refer to Note 3 to the Financial Statements included elsewhere in this Report for further discussion on our accounting Policies.

Implementation of our Business Plan.

In order to fully implement our business plan, we will require a total of $5,500,000 in public or private funds to be allocated during the next 12 months. The estimated cost breakdown is as follows:

Amount ($)	Expenditure
200,000	Sportsbook completion and deployment
800,000	Apple iSports 24/7 branded app completion and deployment
1,500,000	Marketing and Public Relations
1,500,000	Acquisition of existing operators in Australia and the US
500,000	Legal and regulatory
1,000,000	Administration and compensation to officers
5,500,000	Total

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

•	$550,000 for the completion and deployment of our Sportsbook product in Australia.
•	$500,000 for the completion and rollout of our Live Content Sports Streaming app which will enable us to deliver the app in Australia and all states of the U.S.,
•	$100,000 for professional and advisory fees,
•	$250,000 for marketing and public relations, and
•	$100,000 for salaries.
•	$1,500,000 - Total

We expect to generate gaming revenues from the rollout of our racing Sportsbook in Australia. We also expect to generate advertising revenue from the rollout of our Live Content Sports Streaming in Australia and all states of the U.S. At this time, we cannot predict the level of income from the projected revenue sources.

Thereafter, as more cash becomes available, we plan to prioritize our operations in the following order:

•	Sports and racing betting in Australia,
•	24/7 Sports rollout in Australia and the US,
•	Racing rollout in North Dakota and related states,
•	Marketing relating to racing,
•	Sports betting rollout in initial U.S. states, and
•	Expansion of ADW (racing) and sports betting to additional states.

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

Audited financial statements begin on the following page of this report

Apple iSports Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Apple iSports Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apple iSports Group, Inc. (“the Company”) as of December 31, 2024, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apple iSports Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apple iSports Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and the related statements of comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2022 to 2024.

Blue Bell, Pennsylvania

April 22, 2024

APPLE ISPORTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,167	$673
Goods and service tax receivable	48,073	61,798
Marketable security	100	100
Prepaid and other assets	11,440	6,812
Total current assets	101,780	69,383

Deposits	87,313	-
Notes Receivable	80,000	-
Accrued interest income	2,998	-
Total assets	$272,091	$69,383

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,024,108	$2,464,558
Accounts payable and accrued expenses – related parties	458,525	-
Due to related party	4,999	4,999
Loans payable - related parties	3,597,442	2,720,549
Accrued interest - related parties	154,160	77,964
Accrued payroll	402,130	108,487
Total current liabilities	6,641,364	5,376,557

Total liabilities	6,641,364	5,376,557

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 208,484,811 and 202,784,211 issued and outstanding as of December 31, 2024 and 2023	20,848	20,278
Additional paid-in capital	6,567,575	5,223,245
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	354,207	(60,130)
Accumulated deficit	(13,258,949)	(10,437,613)
Total stockholders’ deficit	(6,369,273)	(5,307,174)

Total Liabilities and Stockholders’ Deficit	$272,091	$69,383

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2024	2023
Net revenues	$-	$-

Operating expenses:
Corporate expense	458,366	548,582
Consulting and professional fees	2,237,043	1,580,451
Selling, general and administrative	724,017	810,066
Research and development	-	664,011
Total operating expenses	3,419,426	3,603,110

Loss from operations	(3,419,426)	(3,603,110)

Other expenses (income):
Forgiveness of debt	(659,663)	-
Interest expense	92,194	60,746
Foreign exchange loss	(30,621)	14,467
Total other expenses (income)	(598,090)	75,213

Operating loss before income taxes	(2,821,336)	(3,678,323)

Provision for income taxes	-	-
Net loss	$(2,821,336)	$(3,678,323)

Foreign currency translation adjustment	414,337	(87,088)
Comprehensive loss	$(2,406,999)	$(3,765,411)

Net loss per share - basic and diluted	($0.00)	($0.02)

Weighted number of shares outstanding
Basic and Diluted	206,701,891	202,746,293

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of subsidiary common stock	5,379,600	538	1,344,362				1,344,900
Stock issuance modification of subsidiary common stock	320,000	32	(32)				—
Other comprehensive income					414,337		414,337
Net loss						(2,821,336)	(2,821,336)

Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2022	7,642,211	$764	$5,142,759	$(52,954)	$26,958	$(6,759,290)	$(1,641,763)

Shares issued with merger	195,062,000	19,506	(19,506)				—
Issuance of common stock	80,000	8	99,992				100,000
Other comprehensive income					(87,088)		(87,088)
Net loss						(3,678,323)	(3,678,323)

Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,821,336)	$(3,678,323)
Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange loss	(30,621)	14,467
Forgiveness of debt	(659,663)	-

Change in operating assets and liabilities:
Good and services tax receivable	8,853	(46,384)
Accrued interest income	(2,998)	-
Accounts payable and accrued expenses	393,447	2,108,523
Accounts payable and accrued expenses – related parties	458,525	-
Accrued interest - related party	87,629	60,111
Accrued payroll	304,187	75,085
Prepaid and other assets	(4,844)	-
Deposits	(89,580)	-
Net cash used in operating activities	(2,356,400)	(1,466,521)

Cash flows from investing activities
Convertible notes receivable	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities
Advances to related party	-	300
Proceeds from loan payable from related party	1,163,789	1,368,621
Proceeds from issuance of common stock	1,344,900	100,000
Net cash provided by financing activities	2,508,689	1,468,921

Effect of changes in exchange rates on cash and cash equivalents	(30,795)	(21,584)

Net increase (decrease) in cash and cash equivalents	41,494	(19,184)

Cash and cash equivalents, beginning of year	673	19,857

Cash and cash equivalents, end of year	$42,167	$673

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	-	-
Noncash increase in Forgiveness of debt	(659,663)	-

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

Paramount Capital Inc. was formed on September 19, 2019, in the State of Wyoming. It is a wholly-owned subsidiary of the Company and since inception, it has had limited operating activity. Effective September 19, 2024, the Company amended Paramount Capital Inc.’s name to AiSportsTek, Inc.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2024, the Company reported a net loss of $2,821,336, negative working capital of $6,539,584 and an accumulated deficit of $13,258,949. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of debt and, or, equity to fund the continued development of its multi-faceted sports betting platform and ultimately achieve profitable operations. The Company’s plan is to obtain such resources by relying upon continued advances from significant stockholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain prior year amounts have been reclassified for consistency with the current year's presentation. These reclassifications had no effect on the reported results of operations.

These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiary, AiS, AIS Australia, AiS TEK, and Kiva Gaming, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

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

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance its proprietary technology through the acquisition of third-party intellectual property. As such, in 2022, the Company entered into an agreement to transfer AUD $1,000,000 (U.S. $664,011) in the Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for their operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the first quarter of 2023; however, in April 2024, the Company and the third-party entered into a binding recission agreement and reversed AUD $1,000,000 of accounts payable and recognized forgiveness of debt income of AUD $1,000,000 ($659,663).

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

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2024	0.6219	0.6597
December 31, 2023	0.6812	0.6640

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. Australian bank accounts are insured with deposit protection of up to AUD $250,000. U.S. bank accounts are insured with deposit protection up to $250,000. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of December 31, 2024, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of AUD $60,000 (U.S. $37,313), which is included in deposits on the consolidated balance sheet as of December 31, 2024.

In November 2024, the Company entered into a Letter of Intent for the purchase of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. As of December 31, 2024, the Company has not yet executed the definitive agreements. Concurrent with the Letter of Intent, the Company paid a deposit of $50,000, which is included in deposits on the consolidated balance sheet as of December 31, 2024.

Convertible Notes Receivable

Convertible notes receivable are classified as held for investment based on the Company’s intent and ability to hold the loans for the foreseeable future or until maturity. Convertible notes receivable are carried at amortized cost and are reduced by loan origination costs and the allowance for estimated credit losses, as necessary.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023, utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements but did change how the allowance for credit losses is determined.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The amendments in this Update affect the reporting of each segment's profit or loss during the period beginning the year ended December 31, 2024, and for the interim periods beginning January 1, 2025. The Company adopted this guidance retrospectively on December 31, 2024. Refer to Note 11, segment reporting for the inclusion of the new required disclosure.

Accounting Pronouncements Not Yet Adopted

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., where the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of December 31, 2024, the Company had loaned $80,000 to SeaPort, Inc., with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the year ended December 31, 2024, the Company recorded $2,998 in interest income related to the loan. As of December 31, 2024, the Company has accrued $2,998 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	December 31, 2024	December 31, 2023
Cres Discretionary Trust No. 2	(a)	$3,064,914	$2,145,875
Apple iSports Investment Group Pty	(b)	161,975	177,420
ABA Investment Group Pty Ltd	(c)	280,033	306,734
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$3,597,442	$2,720,549

Cres Discretionary Trust No. 2	(a)	125,222	60,752
Apple iSports Investment Group Pty	(b)	12,379	8,251
ABA Investment Group Pty Ltd	(c)	16,559	8,961
Total accrued interest		$154,160	$77,964

Due to Stockholder	(f)	4,999	4,999
Total Due to related party		4,999	4,999

		Year Ended
		December 31,
		2024	2023
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	74,583	50,123
Apple iSports Investment Group Pty	(b)	4,526	5,342
ABA Investment Group Pty Ltd	(c)	8,887	6,250
Total related party interest expenses		87,996	61,407

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

c) On April 8, 2022, the Company’s second-tier subsidiary, AIS Australia, entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender 2.

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

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the years ended December 31, 2024, and 2023. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and may be subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the years ended December 31, 2024, and 2023. The applicable statutory tax rate is 25%.

The Company’s income tax returns are subject to the various tax authorities’ examinations. The federal, state, and local authorities of the U.S. may examine the Company’s tax returns filed in the U.S. for three years from the date of filing. The Company’s U.S. income tax returns since 2019 are currently subject to examination.

The Australian Taxation Office may examine the Company’s income tax returns filed in Australia for 4 years from the date of filing. The Company’s Australian subsidiary’s tax year end is currently June 30. The Company is planning on filing its tax return by the deadline on May 15, 2025.

Significant components of the Company’s net deferred income tax assets as of December 31, 2024 and 2023 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Australian tax purposes are available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carry forwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

As of December 31, 2024 and 2023, the Company had total net operating loss carryforwards of approximately $3,270,140 and $2,495,974, respectively, which consists of U.S. federal and State of Delaware net operating loss carryforwards of $1,111,279 and $678,660 and Australian net operating losses of $2,156,491 and $1,817,314.

The income tax (benefit) provision consists of the following:

	December 31, 2024	December 31, 2023
Current	$-	$-
Deferred
United States – Federal & State	(434,995)	(315,184)
Australia	(339,177)	(654,274)
Change in valuation allowance	774,172	969,458
Income tax expense (benefit)	$-	$-

The reconciliation of the statutory federal, state, and foreign rate to the Company’s effective income tax rate is as follows:

	December 31, 2024	December 31, 2023
U.S. federal income tax benefit
Federal statutory rate	25%	25%
State tax, net of federal tax effect	6.9%	6.9%
Foreign tax, net of federal tax effect	19.8%	19.8%
Change valuation allowance	(51.7)%	(51.7)%
Net	0.0%	0.0%

The primary components of the Company’s December 31, 2024 and 2023 deferred tax assets and related valuation allowances are as follows:

	December 31, 2024	December 31, 2023
Net operating loss – United States	$450,090	$659,338
Net operating loss - Australia	793,506	1,014,065
Valuation allowance	(1,243,596)	(1,673,403)
Deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance due to the current uncertainty of the future realization of the deferred tax assets.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income (loss). As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2024, and accordingly, the Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2024.

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

Preferred Stock

As of December 31, 2024, and December 31, 2023, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding as of and during the years ended December 31, 2024, and the year ended December 31, 2023, respectively.

Common Stock

As of December 31, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. As of December 31, 2024 and December 31, 2023, the Company had 208,484,811 and 202,784,211 shares issued and outstanding, respectively.

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock. On May 17, 2024, the Company modified its 2023 subscription agreement with a subscriber for the purchase of 80,000 shares at a price of $1.25 and issued an additional 320,000 shares of common stock for total of 400,000 shares at a price of $0.25.

On April 26, 2024, the Company entered into a subscription agreement with unaffiliated third parties pursuant to which the Company received $647,300 in proceeds in exchange for the issuance of 2,589,200 shares of common stock.

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

As of December 31, 2024, the Company leased short term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short term leases from presentation on the balance sheet.

NOTE 9. STOCK PLAN

On November 1, 2024, the Board of Directors of the Company approved the creation of the 2024 Stock Incentive Plan (“2024 Stock Plan”). The maximum number of common stock authorized and available for issuance under the 2024 Stock Plan is 15,000,000 shares of common stock. It also approved the stock option grant of a total of 10,275,000, under the 2024 Stock Plan, to the employees, officers, directors and consultants of the company. The options have an exercise price of $0.25 per share, which was based on the subscription price of the Company’s current private placement offering. Formal agreement between the Company and each grantee have not been approved by the Board nor executed by the parties.

NOTE 10. SEGMENT REPORTING

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker (“CODM”) and are used in resource allocation and performance assessments. The Company’s Chief Executive Officer is the Company’s CODM. The Company is organized and operates as one operating and reportable segment that is developing a digital sports betting and gaming platform.

The Company’s CODM reviews financial information and operational forecasts presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance. The Company’s CODM assesses performance for the Company’s single reportable segment based on the Company’s net income (loss) as reported on the consolidated statement of comprehensive income (loss).

NOTE 11. SUBSEQUENT EVENTS

On January 9, 2025, on January 9, 2025 the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,907,760 resulting in the issuance of 11,231,040 shares of common stock to Cres.

On December 21, 2024, the Company reported the appointment of Mr. Lyndon Hsu to the Company’s Board of Directors. The Company also reported that he received 800,000 shares of common stock per year in stock options for 2 years. On February 5, 2025, the Board of Directors amended the terms of the stock option grant that the initial 800,000 share of common stock were granted immediately to Mr. Hsu at no cost and the second 800,000 shares of common stock will be granted to Mr. Hsu at no cost on the first anniversary of his Director appointment provided he remains a director of the company at such time.

On February 13, 2025, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $25,000 in proceeds in exchange for 6,250 shares of Common Stock. These shares have been subscribed, but as of March 31, 2024 have not been issued.

On March 6, 2025, the Company entered into a subscription agreement with two unaffiliated third-parties pursuant to which the Company received a total of $253,504 in proceeds in exchange for 63,376 shares of Common Stock. These shares have been subscribed, but as of March 31, 2024 have not been issued.

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. On that same date, the board approved stock option grants totaling 15,275,000 shares of common stock with an exercise price of $0.25 per share. The effective date of the stock option grants to the grantees was January 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies, Morison Cogen LLP (“Morison Cogen”) resigned from its role as independent registered public accounting firm for Apple iSports Group, Inc. (the “Company).

On October 3, 2024, the Company engaged Stephano Slack LLC as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024 (after receiving approval of the Company’s Board of Directors).

On November 26, 2024, the Company received a resignation letter from Stephano Slack LLC (“Former Auditor”) with an effective date of November 21, 2024 whereby the Former Auditor resigned from its role as independent registered public accounting firm for Apple iSports Group, Inc. (the “Company”).

On December 3, 2024, the Company engaged Fruci & Asscociates II, PLLC (“New Auditor”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024 (after receiving approval of the Company’s Board of Directors).

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

•

Due to the absence of a sufficient system of overall internal controls over financial reporting, we were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

•

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

While these control deficiencies did not result in any audit adjustments to our 2024 interim or annual financial statements, as previously reported, it resulted in a material misstatement to the interim 2023 financials. In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2023, the Company discovered that the prior 2023 quarters had not appropriately accounted for its research and development intellectual property rights, including the recording of the expense and its corresponding accounts payable.  Additionally, the total number of common shares outstanding as of December 31, 2022 and 2021 were incorrectly reflected as 202,704,211 shares when the actual number of outstanding shares was 7,642,211, resulting in a reclassification of $19,506 from common stock at par to additional paid in capital on the December 31, 2022 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2023 and 2022. As such these amounts were previously adjusted. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act which permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2024, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

The Company has also corrected certain other identified rounding and immaterial errors that were identified during the impacted year.

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

NAME	AGE	POSITION
Joe Martinez	72	Chief Executive Officer, Chief Financial Officer, and Director
Jeremy Samuel	55	President and Director
Lee Saltzer	42	Chief Operating Officer
Marino Sussich	64	Director
Lincoln Hsu	59	Director

Joe Martinez. Mr. Martinez became Chairman and Chief Executive Officer of the Company in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He became Chairman and Chief Executive Officer of AiS on August 15, 2022. Mr. Martinez brings a strong background as a financial and operating executive with numerous Silicon Valley-based companies. Since January 2022, he has been the chief revenue officer of IPK Technologies, San Diego, California. In addition, Mr. Martinez is the founder and managing partner of Core Venture Partners, LLC, a merchant banking firm founded in 1998 that provides management consulting and financial advisory services to early-stage, middle-market public and private companies. Mr. Martinez has graduate degrees from the University of Denver.

Jeremy Samuel. Mr. Samuel became the Company’s President in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed President and Chief Executive Officer of AiS in October 2021. He resigned as Chief Executive Officer on August 15, 2022. He has been the principal of Clarity Growth Solutions, a consulting firm providing digital marketing, which coincided with the appointment of Mr. Martinez. From August 2005 to the present, he has been the principal of Clarity Growth Solutions, a consulting firm providing digital, marketing, and technology strategies to various clients in greater Melbourne, Australia.

Lee Saltzer. Mr. Saltzer became the Company’s Chief Operating Officer in connection with the closing of the Stock Exchange Agreement on March 23, 2023. He was appointed Chief Operating Officer of AiS in February 2023. Mr. Saltzer has nearly 25 years of industry experience, having worked for some of the most successful online wagering companies in Australia in operational, managerial, and executive roles, including as head of racing operations and head of trading operations. He brings deep experience in the technical, operational, regulatory, and marketing aspects of online wagering.

Marino Sussich. Mr. Sussich was appointed sole officer and director of the Company on November 16, 2022. He resigned in his officer capacity on the closing date of the Stock Exchange Agreement on March 23, 2023; however, he remains a director of the Company. He was the founder of AiS. Mr. Sussich is a serial entrepreneur who has provided consulting services to small and medium-sized companies.

Lincoln Hsu. Mr. Hsu became a Director in December 2024. Mr. Hsu is a former banker and financial executive, in addition to being an entrepreneur and investor with significant experience in the gaming industry. Since July 2022, he has been involved in several gaming-related companies located in Australia. In 2022, he was the founding chairman and board member of BetCloud Pty Ltd, Melbourne, Australia, a wagering and data science company located in Melbourne.

Family Relationship

There is no family relationship among the directors and officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved during the past ten years in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively (“Section 16 Reporting”). Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

During this fiscal year, the Section 16 Reporting was not complied with by the Company’s officers, directors and greater than 10% of shareholders. Compliance by such parties will be accomplished as soon as possible.

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

Rule 10b5-1 Plans

There are no 10b5-1 plans with respect to the Company’s employees, officers or directors and as a result the Company is not required to provide any disclosure regarding a 10b5-1 plan under Items 408(b) or 402(x) under Regulation S-K.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the fiscal years ended December 31, 2024, and December 31, 2023. No other executive officer received a total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Marino Sussich	2024	-	-	-	-	-	-
Former Chairman and Current Director	2023	-	-	-	-	-	-
Lyndon Hsu Director	2024
Graham Martin	2024	-	-	-	-	-	-
Former Chairman	2023	-	-	-	-	-	-
Jeremy Samuel (1)	2024	240,000	-	-	-	-	240,000
Former Chief Executive Officer, Current President, and Director	2023	240,000	-	-	-	-	240,000
Stephen Oliver (2)
Former Chief Operations Officer	2023	19,920	-	-	-	-	19,920
Rishi Kher	2024	34,422					34,422
Former Chief Financial Officer (3)	2023	70,385	-	-	-	-	70,385
Ashley Kent			-	-	-	-	-
Former Chief Marketing Officer (4)	2023	19,920	-	-	-	-	19,920
Joe Martinez	2024	280,000	-	-	-	-	280,000
Chief Executive Officer, Chief Financial Officer and Chairman (5)	2023	240,000	-	-	-	-	240,000
Lee Saltzer	2024	147,102	-	-	-	-	147,102
Chief Operating Officer (6)	2023	129,482	-	-	-	-	129,482

Employment Agreements.

Except as noted below, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

(1) On November 1, 2021, Mr. Jeremy Samuel and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Samuel as President of Apple iSports Inc. for a period of three years. His annual salary is $240,000

(2). On December 30, 2021, Mr. Stephen Oliver and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Oliver as the Chief Operating Officer of Apple iSports Australia Pty Ltd. His annual salary for 2022 was AUD $180,000 (USD $125,046). His contract expired on February 28, 2023, for which he received a total 2023 compensation of AUD $30,000 (USD $19,920)

(3). On November 30, 2021, Mr. Rishi Kher and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Kher as the Chief Financial Officer of Apple iSports Australia Pty Ltd. Beginning 1/1/2023, Mr. Kher's contract was renegotiated to reflect an annual 2023 salary of AUD $106,000 (USD $70,385). On May 16, 2024 Rishi resigned as the Company's Chief Financial Officer. His total salary in 2024 was $34,433.

(4). On June 1, 2022, Mr. Ashley Kent and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Kent as the Chief Marketing Officer of Apple iSports Australia Pty Ltd. His contract expired on February 28, 2023, for which he received a total 2023 compensation of AUD $30,000 (USD $19,920)

(5). On August 15, 2022, Mr. Joe Martinez and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Martinez as CEO and Chairman of Apple iSports Inc. In October 2024, his annual salary increased to $400,000.

(6) On February 1, 2023, Mr. Lee Saltzer was appointed Chief Operating Officer of Apple iSports Australia Pty Ltd. His annual salary for 2024 and 2023 was $222,996 (USD $147,102) and AUD $195,000 (USD $129,482).

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2024. However, On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. On that same date, the board approved stock option grants totaling 15,275,000 shares of common stock with an exercise price of $0.25 per share. The effective date of the stock option grants to the grantees was January 15, 2025.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2024. No equity awards were made during the fiscal year ended December 31, 2024.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2024.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2024.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2024.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control. Joe has a 90 salary severance according to the employment agreement.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2024, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

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

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 219,715,851 shares of common stock outstanding as of the date of this filing. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights, or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Joe Martinez - Chief Executive Officer and Chairman, Chief Financial Officer	-	-
Jeremy Samuel – President and Director	-	-
Rishi Kher – Chief Financial Officer	-	-
Lee Saltzer – Chief Operations Officer (2)	2,057,140	<1%
Marino Sussich (1)	91,300,413	41.55%
All officers and directors as a group (5 individuals)	93,357,553	42.49%

Greater than 5% Shareholders
Cres Pty Ltd atf Cres Discretionary Trust No. 2 (1)	84,736,604	38.57%

(1) The share amount represents 84,736,604 shares of common stock held by Cres Pty Ltd atf Cres Discretionary Trust No. 2, an Australian trust, 6,563,809 shares of common stock held by Copper Hill Assets Inc.. Mr. Sussich is the controlling party of each of the two named entities. His address is the address of the Company.

(2) Amount represents 57,140 shares of common stock held individually and 2,000,000 shares of common stock held by an entity controlled by the reporting person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of the year ended December 31, 2024, the Company owed a total of $3,751,602 to related party companies: $3,190,136 to Cres Discretionary Trust No. 2, $174,354 to Apple iSports (Cres Discretionary Trust No. 2 as well), $296,592 to ABA Investment Group Pty Ltd, $68,970 to Utti Oco Pty Ltd, and $21,550 to Mt. Wills. Please refer to Note 5 of our audited financial statements contained in the Form 10-K for further information.

Except as otherwise indicated herein, there have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our common stock is currently quoted on the OTC Market, which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15), which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely accepted criteria, we have determined that our directors are not independent as they also serve as officers of the Company or are controlling shareholders.

Item 14. Principal Accountant Fees and Services.

Fruci & Associates II, PLLC is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years (ended December 31, 2024 and 2023) for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2024	$60,000	Fruci & Associates II, PLLC
2024	$23,413	Stephano Slack LLC
2024	$79,210	Morison Cogen LLP
2023	$110,695	Morison Cogen LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$0
2023	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2024	$0
2023	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2024	$0
2023	$0

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

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of the report:

Financial Statements: See the Financial Statements in “item 8. Financial Statements and Supplementary Data”

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
2.1(i)	Stock Exchange Agreement by and among the Company, Apple iSports, Inc. and the shareholders of Apple iSports, Inc.(8)
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment of Articles of Incorporation, filed with the State of Nevada on April 27, 2011 (2)
3.1(iii)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on October 4, 2018(3)
3.1(iv)	Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on May 5, 2022 (7)
3.1(v)	Certificate of Incorporation of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019(8)
3.1(vi)	Certificate of Amendment of Apple iSports, Inc. filed with the Delaware Secretary of State on May 29, 2019(8)
3.1(vii)	Certificate of Registration of Apple iSports Australia Pty. Ltd filed Australian Securities and Investments Commission on November 21, 2021.(8)
3.1(viii)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 31, 2023.(9)
3.2	Bylaws (1)
10.1	Demand Promissory Note issued to Paragon Capital LP on June 5, 2012 (4)
10.2	Form of Convertible Promissory Note issued to Paragon Capital (5)
10.3	Loan Conversion Agreement dated September 25, 2019 by and between the Company and Copper Hill Assets Inc. (6)
10.4	Letter Agreement by and between Joe Martinez and Apple iSports, Inc. dated August 22, 2022(8)
10.5	Contractor Agreement by and between WI John Galt Pty Ltd (Jeremy Samuel) and Apple iSports Australia Pty Ltd. dated December 1, 2021(8)
10.6	Engagement Letter by and between XB4 and Apple iSports Australia Pty Ltd. dated November 30, 2021(8)
10.7	Employment Agreement by and between Lee Saltzer and Apple iSports Australia Pty Ltd. dated December 6, 2021(8)
10.8	Services Agreement by and between Sports Radar AG and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information](8)
10.9	Software License Agreement by and between Scout Ltd. and Apple iSports, Inc. dated October 5, 2022 [Exhibit Contains Redacted Information](8)
10.10	Racelab Product and Services Agreement by and between RACELAB Pty Ltd and Apple iSports Australia Pty Ltd dated December 22, 2022 [Exhibit Contains Redacted Information] (8)
10.11	Para-Mutual Services Agreement by and between Las Vegas Dissemination Inc. and Apple iSports, Inc. dated August 4, 2022 [Exhibit Contains Redacted Information](8)
10.12	Letter Agreement by and between Sports Entertainment Network Pty Ltd and Apple iSports Australia Pty Ltd dated March 20, 2023 [Exhibit Contains Redacted Information](8)
10.13	Unbeaten Channel Agreement by and between DSI by Inverleigh Pty Ltd and Apple iSports Australia Pty Ltd dated March 24, 2023 [Exhibit Contains Redacted Information](8)
10.14	2024 Stock Incentive Plan of Apple iSports Group, Inc. (10)
10.15	Loan Conversion Agreement dated January 9, 2025 by and between Apple iSports Group, Inc. and Cres Pty Ltd atf Cres Discretionary Trust No. 2.(11)
21.1	Subsidiaries*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 31, 2002 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2011 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2012 and incorporated herein by this reference.
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
(9)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 15, 2025 and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

/s/ Joe Martinez	Date: April 1, 2025
Joe Martinez
Chief Executive Officer and Director

/s/ Joe Martinez	Date: April 1, 2025
Joe Martinez
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe Martinez	Date: April 1, 2025
Joe Martinez
Chief Executive Officer

/s/ Jeremy Samuel	Date: April 1, 2025
Jeremy Samuel
President and Director

/s/ Marino Sussich	Date: April 1, 2025
Marino Sussich
Director

/s/ Lyndon Hsu	Date: April 1, 2025
Lyndon Hsu
Director

