Form 10-Q
period 2025-03-31
Apple iSports Group, Inc.
filed 2025-05-20
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 219,785,477 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$145,729	$42,167
Goods and service tax receivable	2,464	48,073
Marketable security	100	100
Prepaid and other assets	7,280	11,440
Total current assets	155,573	101,780

Deposits	87,410	87,313
Notes receivable	80,600	80,000
Accrued interest income	3,984	2,998
Total assets	$327,567	$272,091

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,155,487	$2,024,108
Accounts payable and accrued expenses – related parties	525,012	485,525
Due to related party	4,999	4,999
Loans payable - related parties	1,213,253	3,597,442
Accrued interest - related parties	38,045	154,160
Accrued payroll	309,549	402,130
Total current liabilities	4,246,345	6,641,364

Total liabilities	4,246,345	6,641,364

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 219,784,477 and 208,483,811 issued and outstanding as of March 31, 2025 and December 31, 2024	21,978	20,848
Additional paid-in capital	12,219,403	6,567,575
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	343,476	354,207
Accumulated deficit	(16,450,681)	(13,258,949)
Total stockholders’ deficit	(3,918,778)	(6,369,273)

Total Liabilities and Stockholders’ Deficit	$327,567	$272,091

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Net revenues	$—	$—

Operating expenses:
Corporate expense	131,772	138,992
Consulting and professional fees	3,033,876	473,094
Selling, general and administrative	30,981	117,275
Total operating expenses	3,196,629	729,361

Loss from operations	(3,196,629)	(729,361)

Other expenses:

Interest expense, net	8,981	20,001
Foreign exchange loss	(13,878)	(1,097)
Total other expenses	(4,897)	18,904

Operating loss before income taxes	(3,191,732)	(748,265)

Provision for income taxes	-	-
Net loss	$(3,191,732)	$(748,265)

Foreign currency translation adjustment	(10,731)	170,702
Comprehensive loss	$(3,202,463)	$(577,563)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted number of shares outstanding
Basic and Diluted	218,591,747	204,050,629

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

Conversion of loan to common stock	11,231,040	1,123	2,806,636				2,807,759
Issuance of common stock	69,626	7	278,497				278,504
Stock-based compensation			2,566,695				2,566,695
Other comprehensive income					(10,731)		(10,731)
Net loss						(3,191,732)	(3,191,732)

Balance as of March 31, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$343,476	$(16,450,681)	$(3,918,778)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	2,590,400	259	647,341				647,600
Other comprehensive income					170,702		170,702
Net loss						(748,265)	(748,265)

Balance as of March 31, 2024	205,374,611	$20,537	$5,870,586	$(52,954)	$110,572	$(11,185,878)	$(5,237,137)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,191,732)	$(748,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	(13,878)	(1,097)
Adjustment for stock-based compensation	2,566,695	-

Change in operating assets and liabilities:
Good and services tax receivable	46,039	(4,817)
Accrued interest income	(986)	(171)
Accounts payable and accrued expenses	130,009	(137,129)
Accounts payable and accrued expenses – related parties	66,485	-
Accrued interest – related party	9,158	19,316
Accrued payroll	(93,316)	17,310
Prepaid and other assets	4,161	(2,600)
Net cash used in operating activities	(477,365)	(857,453)

Cash flows from investing activities
Notes receivable	(600)	(50,000)
Net cash used in investing activities	(600)	(50,000)

Cash flows from financing activities
Proceeds from loan payable from related parties	358,179	281,545
Payments to loans payable from related parties	(48,675)	-
Proceeds from conversion of loan to common stock	278,504	647,600
Net cash provided by financing activities	588,008	929,145

Effect of changes in exchange rates on cash and cash equivalents	(6,481)	(15,313)

Net increase (decrease) in cash and cash equivalents	103,562	6,379

Cash and cash equivalents, beginning of period	42,167	673

Cash and cash equivalents, end of period	$145,729	$7,052

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non Cash decrease in related party loans payable due to conversion to common stock	$(2,682,970)	$-
Non Cash decrease in accrued interest related party due to conversion to common stock	$(124,790)	$-
Non Cash increase in common stock due to conversion of related party loan	$1,123	$-
Non Cash increase in Additional Paid in capital due to conversion of related party loan	$2,806,637	$-

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

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the quarter ended March 31, 2025, the Company reported a net loss of $3,191,732, negative working capital of $4,090,772, and an accumulated deficit of $16,450,681. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiary, AiS, AIS Australia and AiSportsTek, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing needed to execute its business plan.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021, and has elected to comply with certain reduced public company reporting requirements.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2024, and notes thereto.

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

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2024	0.6219	0.6597
March 31, 2025	0.6235	0.6277
March 31, 2024	0.6520	0.6589

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

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to March 31, 2025, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

Related Party Transactions

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 5 below for details of related party transactions in the period presented.

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

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of March 3, 2025, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of 60,000 AUD (U.S. $37,410), which is included in deposits on the consolidated balance sheet as of March 31, 2025.

In November 2024, the Company entered into a Letter of Intent for the purchase of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. As of March 31, 2025, the Company has not yet executed the definitive agreements. Concurrent with the Letter of Intent, the Company paid a deposit of $50,000, which is included in deposits on the consolidated balance sheet as of March 31, 2025.

Convertible Notes Receivable

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereas the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of March 31, 2025, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the three months ended March 31, 2025, the Company recorded $986 in interest income related to the loan respectively. As of March 31, 2025, the Company has accrued $3,984 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	March 31, 2025	December 31, 2024
Cres Discretionary Trust No. 2	(a)	$679,569	$3,064,914
Apple iSports Investment Group Pty	(b)	162,399	161,975
ABA Investment Group Pty Ltd	(c)	280,765	280,033
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		1,213,253	3,597,442

Cres Discretionary Trust No. 2	(a)	5,790	125,222
Apple iSports Investment Group Pty	(b)	13,599	12,379
ABA Investment Group Pty Ltd	(c)	18,656	16,559
Total accrued interest		38,045	154,160

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999
		Three Months Ended
		March 31,
		2025	2024
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	$6,704	$16,498
Apple iSports Investment Group Pty	(b)	1,196	1,284
ABA Investment Group Pty Ltd	(c)	2,068	2,219
Total related party interest expenses		$9,967	$20,001

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender also is the Company’s majority shareholder. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Lender. On January 9, 2025, the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,807,760 resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,760 converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970 representing the principal amount of the Loan as of the Effective Date.

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

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the quarter ended March 31, 2025 and 2024. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and maybe subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the quarter ended March 31, 2025 and 2024. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the quarter ended March 31, 2025, and year ended December 31, 2024, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the three months ended March 31, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7. STOCKHOLDERS’ DEFICIT

The Company’s Articles of Incorporation, as amended, have authorized 500,000,000 shares of common stock of the Company, par value $0.0001, and 50,000,000 shares of preferred stock, $0.0001 par value. All of the shares of preferred stock are “blank check” meaning the Board of Director, and not the shareholders, can authorize the rights, privileges and preferences of any shares of preferred stock issued in the future.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the quarter ended March 31, 2025, and the year ended December 31, 2024.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On March 6, 2025, the Company entered into a subscription agreement with two unaffiliated third-parties pursuant to which the Company received a total of $253,504 in proceeds in exchange for 63,376 shares of Common Stock. The Company issued the shares on March 31, 2025.

On February 13, 2025, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $25,000 in proceeds in exchange for 6,250 shares of Common Stock. The Company issued the shares on March 31, 2025.

On January 9, 2025, the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,907,760 resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,760 converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970 representing the principal amount of the Loan as of the Effective Date.

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock. On May 17, 2024, the Company modified its 2023 subscription agreement with a subscriber for the purchase of 80,000 shares at a price of $1.25 and issued an additional 320,000 shares of common stock for total of 400,000 shares, all at a price of $0.25.

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

On March 23, 2024, pursuant to the Stock Exchange Agreement with AiS, the Company issued 195,062,000 shares of its common stock. Along with the Stock Exchange Agreement the Company also reissued 31,000 stock purchase warrants that had been previously issued by AiS.

On June 20, 2023, the Company received a subscription agreement for the purchase of 80,000 shares at a price of $1.25 for total proceeds of $100,000. As stated above, this subscription was subsequently amended.

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

As of March 31, 2025, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

NOTE 9. STOCK PLAN

On November 1, 2024, the Board of Directors of the Company approved the creation of the 2024 Stock Incentive Plan (“2024 Stock Plan”). The maximum number of common stock authorized and available for issuance under the 2024 Stock Plan was initially 15,000,000 shares of common stock. It also approved the stock option grant of a total of 10,275,000, under the 2024 Stock Plan, to the employees, officers, directors and consultants of the company, subject to the definitive agreements between the parties. The options have an exercise price of $0.25 per share, which was based on the subscription price of the Company’s current private placement offering.

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. On that same date, the board approved stock option grants totaling 10,275,000 shares of common stock with an exercise price of $0.25 per share. The effective date of the stock option grants to the grantees was January 15, 2025.

Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $2,566,695 as of March 31, 2025.

Stock Options

In general, options become exercisable over a ten year period from the grant date. Our policy is to issue new shares upon the exercise of options.

The following tables summarize information about stock options transactions and related information:

Shares Availability:
Plan Authorized Shares	20,000,000
Common Unit	10,275,000
Shares available for issuance	9,725,000

Time-Based Vesting

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	-	-
Granted	10,275,000	0.25
Outstanding, March 31, 2025	10,275,000	0.25

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

NOTE 11. SUBSEQUENT EVENTS

We evaluated subsequent events after March 31, 2025 through the date of the issuance of these financial statements and have determined there have been no subsequent events for which a disclosure is required.

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

Apple iSports is at the forefront of the convergence between technology, media, and entertainment, particularly as the boundaries between sports and entertainment continue to blur. Through our strategic business acquisitions, we aim to address the critical infrastructure and connectivity gaps in today’s rapidly evolving digital landscape. As demand for high-speed access to content via broadband, cellular, and satellite networks continues to surge, our mission is to enhance and expand the underlying systems that power next-generation media consumption. This investment in infrastructure not only ensures seamless streaming and interactive experiences for fans but also empowers athletes and content creators with the tools and platforms to reach broader audiences and unlock new monetization opportunities, such as iGaming opportunities and other forms of engagement.

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

We have achieved the following milestones:

•

Since the inception of AiS through March 31, 2025, we (i) established a core team with the industry skills and experience to manage the Company and (ii) we received approximately $3,023,397 in private placement funding and the current outstanding balance to related parties in excess of $1,776,310

•

From December 2021 to October 2022, we developed our Go to Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants;

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

•

In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. As of March of 2025, the contract was suspended until the Company moves closer to going live.

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

Our corporate structure is depicted below:

Results of Operations

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

Revenues

During the quarters ended March 31, 2025 and 2024, the Company had no revenues.

Operating Expenses

During the quarters ended March 31, 2025 and 2024, the Company had total operating expenses of $3,196,629 and $729,361, respectively. During the quarter ended March 31, 2025, operating expenses consisted of corporate expenses of $131,772, consulting, and professional fees of $3,033,876, and selling, general and administrative expenses of $2,597,676. During the quarter ended March 31, 2024, operating expenses consisted of corporate expenses of $138,992, consulting, and professional fees of $473,094, and selling, general and administrative expenses of $117,275. The 338% increase in operating expenses for the current quarter over the prior quarter is primarily due to an increase in selling, general and administrative expenses primarily related to compensation expenses of $2,566,695 from the stock options which were granted during the quarter. See note 9 of the unaudited financial statements included herein for additional detail on the stock incentive plan.

During the quarters ended March 31, 2025, and 2024, we had $8,981 and $20,000 respectively, in interest expense attributable to related party debt, net of interest income. The significant decrease in interest expense is attributable to the conversion of the related party Cres loan on January 9, 2025 which resulted in a decrease in interest expense for the quarter.

During the quarters ended March 31, 2025, and 2024, we had net loss of $3,191,732 and $748,265, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2025, the Company had a working capital deficit of $4,090,772 compared with a working capital deficit of $6,539,584 as of December 31, 2024. The decrease in working capital deficit is primarily a result of a decrease in related party loans for the three months ended March 31, 2025.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the quarters ended March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024
Net Cash Used in Operating Activities	$(477,365)	$(857,453)
Net Cash Used in Investing Activities	(600)	(50,000)
Net Cash Provided by Financing Activities	588,008	929,145
Effect of changes in exchange rate on cash and cash equivalents	(6,481)	(15,313)
Net Change in Cash	$103,562	$6,379

Operating Activities

During the quarter ended March 31, 2025, the Company incurred a net loss of $3,191,732 which after adjusting for decrease in goods and services tax receivable of $46,039, foreign exchange gain of $13,878, increase in accounts payable and accrued expenses of $130,009, accounts payable and accrued expenses to related parties $66,485, accrued payroll of $93,316 accrued interest to related party of $9,158, accrued interest income of $986, prepaid and other assets of $4,161 along with stock based compensation expense of $2,566,695 resulted in net cash of $477,365 being used in operating activities during the period.  By comparison, during the quarter ended March 31, 2024, the Company incurred a net loss of $748,265 which after adjusting for increases in goods and services tax receivable of $4,817, foreign exchange gain of 1,097, decrease in accounts payable and accrued expenses of $137,129, increase in accrued interest of $19,316, increase in accrued payroll of $17,310,and increase in prepaid and other assets of $2,600 resulted in net cash of $(857,453) being used in operating activities during the period. The primary cause for the year over year change in operating activities was related to the increase in expenses related to stock based compensation for the company’s stock incentive plan. Additionally, there was an increase in liabilities related to common shares that were subscribed but not issued during the quarter. In addition, this was offset by forgiveness of debt for intellectual property from the prior year.

Investing Activities

During the quarter ended March 31, 2025, the Company had a receivable of $600 for proceeds owed by related party. By comparison, during the quarter ended March 31, 2024, the Company loaned $50,000 to SeaPort, Inc.

Financing Activities

During the quarter ended March 31, 2025, the Company incurred $588,008 from financing activities by way of a decrease of $48,675 from payments to related parties loans payable, offset by $358,179 of proceeds from related parties loan payable and $278,504 from stock issuances. By comparison, during the quarter ended March 31, 2024, the Company received $929,145 from financing activities by way of $281,545 in loans from related parties, and $647,600 from stock issuances. The year over year changes were primarily related to the conversion of the companies Cres loan to shares of common stock.

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

Contractual Obligations

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are likely to have a material impact on the financial condition or results of operations of the Company. We identified that the assumptions and estimates associated with the valuation of stock option grants as a critical accounting estimate. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 – Summary of Significant Accounting Policies and Basis of Presentation of the accompanying condensed consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2025, other than the remediation steps addressed above there have been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	INLINE XBRL INSTANCE DOCUMENT*

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	INLINE XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	INLINE XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	INLINE XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	INLINE XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

Date: May 20, 2025	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

