Form 10-Q
period 2025-06-30
Apple iSports Group, Inc.
filed 2025-08-14
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 219,785,477 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2025 AND 2024 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$68,699	$42,167
Goods and service tax receivable	7,052	48,073
Marketable security	100	100
Prepaid and other assets	3,380	11,440
Total current assets	79,231	101,780

Deposits	239,390	87,313
Notes receivable	80,600	80,000
Accrued interest income	4,982	2,998
Total assets	$404,203	$272,091

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,408,625	$2,024,108
Accounts payable and accrued expenses – related parties	566,209	458,525
Due to related party	4,999	4,999
Loans payable - related parties	1,821,460	3,597,442
Accrued interest - related parties	50,511	154,160
Accrued payroll	301,286	402,130
Total current liabilities	5,153,089	6,641,364

Total liabilities	5,153,089	6,641,364

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 219,784,477 and 208,483,811 issued and outstanding as of June 30, 2025 and December 31, 2024	21,978	20,848
Additional paid-in capital	12,219,403	6,567,575
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	59,965	354,207
Accumulated deficit	(16,997,278)	(13,258,949)
Total stockholders’ deficit	(4,748,886)	(6,369,273)

Total Liabilities and Stockholders’ Deficit	$404,203	$272,091

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$-	$-	$-	$-

Operating expenses:
Corporate expense	133,842	141,617	265,615	280,609
Consulting and professional fees	468,677	633,727	3,502,552	1,106,821
Selling, general and administrative	29,233	293,757	60,214	411,032
Total operating expenses	631,752	1,069,101	3,828,381	1,798,462

Loss from operations	(631,752)	(1,069,101)	(3,828,381)	(1,798,462)

Other (expenses) and income:
Forgiveness of debt	-	659,133	-	659,133
Interest expense, net	(8,893)	(24,735)	(17,874)	(44,736)
Foreign exchange gain (loss)	94,048	(746)	107,926	351
Total other (expenses) and income	85,155	633,652	90,052	614,748

Operating loss before income taxes	(546,597)	(435,449)	(3,738,329)	(1,183,714)

Provision for income taxes	-	-	-	-
Net loss	$(546,597)	$(435,449)	$(3,738,329)	$(1,183,714)

Foreign currency translation adjustment	(283,511)	(98,445)	(294,242)	72,257
Comprehensive loss	(830,108)	(533,894)	(4,032,571)	(1,111,457)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted number of shares outstanding
Basic and Diluted	219,784,477	207,224,325	219,191,407	205,630,519

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

Conversion of loan to common stock	11,231,040	1,123	2,806,636				2,807,759
Issuance of common stock	69,626	7	278,497				278,504
Stock-based compensation			2,566,695				2,566,695
Other comprehensive income (loss)					(10,731)		(10,731)
Net loss						(3,191,732)	(3,191,732)

Balance as of March 31, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$343,476	$(16,450,681)	$(3,918,778)

Other comprehensive income (loss)					(283,511)		(283,511)
Net Loss						(546,597)	(546,597)
Balance as of June 30, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$59,965	$(16,997,278)	$(4,748,886)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	2,590,400	259	647,341				647,600
Other comprehensive income (loss)					170,702		170,702
Net loss						(748,265)	(748,265)

Balance March 31, 2024	205,374,611	$20,537	$5,870,586	$(52,954)	$110,572	$11,185,878)	$(5,237,137)

Issuance of common stock	2,589,600	259	647,041				647,300
Other comprehensive income (loss)					(98,445)		(98,445)
Net loss for period						(435,449)	(435,449)

Balance as of June 30, 2024	207,694,211	$20,796	$6,517,627	$(52,954)	$12,127	$(11,621,327)	$(5,123,731)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,738,329)	$(1,183,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(107,926)	(351)
Forgiveness of debt	-	(659,133)

Change in operating assets and liabilities:
Good and services tax receivable	42,669	26,482
Accrued interest income	(1,984)	(171)
Accounts payable and accrued expenses	259,559	254,475
Accounts payable and accrued expenses – related parties	107,682	-
Accrued interest – related party	19,431	39,364
Accrued payroll	(105,934)	(38,684)
Prepaid and other assets	8,060	(2,600)
Deposits	(149,900)	(39,548)
Net cash used in operating activities	(3,666,671)	(1,603,880)

Cash flows from investing activities
Notes receivable	(600)	(80,000)
Net cash used in investing activities	(600)	(80,000)

Cash flows from financing activities
Proceeds from loan payable from related parties	900,146	551,152
Payments to loans payable from related parties	(52,035)	(138,915)
Proceeds from conversion of loan to common stock	2,845,199	1,294,900
Net cash provided by financing activities	3,693,310	1,707,137

Effect of changes in exchange rates on cash and cash equivalents	493	17,920

Net increase (decrease) in cash and cash equivalents	26,532	41,177

Cash and cash equivalents, beginning of period	42,167	673

Cash and cash equivalents, end of period	$68,699	$41,850

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non Cash decrease in related party loans payable due to conversion to common stock	$(2,682,970)	$-
Non Cash decrease in accrued interest related party due to conversion to common stock	$(124,790)	$-
Non Cash increase in common stock due to conversion of related party loan	$1,123	$-
Non Cash increase in Additional Paid in capital due to conversion of related party loan	$2,806,637	$-

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. COMPANY HISTORY AND NATURE OF BUSINESS

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023, changed its name to Apple iSports Group, Inc. Effective March 23, 2023, the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Under the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share in exchange for all issued and outstanding capital stock (195,062,000 shares of common stock) of AiS. AiS became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31. For financial reporting purposes, the transaction is considered a combination of businesses under common control, as the Company and AiS were under common control. Thus, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods presented.

AiS, formed on May 29, 2019, in the State of Delaware, has been engaged in the development of an online sports portal that will include a technology infrastructure that will enable racing and sports betting, and sports content to be more robust. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary of AiS.

Paramount Capital Inc. was formed on September 19, 2019, in the State of Wyoming. It is a wholly-owned subsidiary of the Company, and since its inception, it has had limited operating activity. Effective September 19, 2024, the Company amended Paramount Capital Inc.’s name to AiSportsTek, Inc.

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2025, the Company reported a net loss of $3,738,329, negative working capital of $5,073,858, and an accumulated deficit of $16,997,278. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report is dependent upon its ability to develop additional sources of debt and/or equity to fund the continued development of its multi-faceted sports betting platform and ultimately achieve profitable operations. The Company plans to obtain such resources by relying upon continued advances from significant stockholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012, and has elected to comply with certain reduced public company reporting requirements.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements related to the interim periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2024, and notes thereto.

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

For the purpose of presenting these condensed consolidated financial statements, the reporting currency is US$. AIS Australia’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s deficit section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the condensed consolidated statement of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2024	0.6219	0.6597
June 30, 2025	0.6582	0.6408
June 30, 2024	0.6674	0.6591

Fair Values of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosure requirements for fair value measures. Current assets and current liabilities qualify as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to June 30, 2025, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

Related Party Transactions

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 5 below for details of related party transactions in the period presented.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. Australian bank accounts are insured with deposit protection up to 250,000 AUD by the Financial Claims Scheme per holder. U.S. bank accounts are insured with deposit protection up to $250,000 by the Federal Deposit Insurance Corporation per bank. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of June 30, 2025, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of 60,000 AUD (U.S. $37,410), which is included in deposits on the consolidated balance sheet as of June 30, 2025.

In November 2024, the Company entered into a Letter of Intent for the purchase of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. As of June 30, 2025, the Company has not yet executed the definitive agreements. Concurrent with the Letter of Intent, the Company paid a deposit of $50,000. On May 14, 2025, we entered into a final letter of intent, for which we paid a total of $149,900, which is included in deposits on the consolidated balance sheet as of June 30, 2025. On or about July 13, 2025, the proposed transaction is no longer viable, and the Company will no longer be purchasing the referenced broadband infrastructure.

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

The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. The effective interest method is applied on a loan-by-loan basis when the collectability of the future payments is reasonably assured. Interest income is accrued on the unpaid principal balance unless the collectability of the loan is in doubt. Loans are placed on non-accrual status if the collection of principal and interest is considered doubtful, which is typically 90 days after the loan becomes delinquent.

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (EPS), resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when its effect is anti-dilutive. The Company considers the 10,275,000 shares of common stock related to the Company’s stock options and notes payable outstanding to be potentially dilutive securities that can be convertible into shares of Common Stock. As such they are excluded from the calculation of diluted net income (Loss) per share because their inclusion would have been antidilutive.

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

In March 2024, the FASB Issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the accounting for profit interest. This update did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

In March 2024, the FASB Issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, which removes various references to the Concepts Statements from the FASB Accounting Standards Codification. This update did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends an SEC paragraph noted in Codification pursuant to the issuance of SEC Staff accounting Bulletin No. 112 which removes text of SAB Topic 5FF, Accounting for Obligations To Safeguard Crypto-Assets an Entity Holds for Its Platform Users. This update did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereby the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of June 30, 2025, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the three and six months ended June 30, 2025, the Company recorded $997 and $1,984 in interest income related to the loan, respectively. As of June 30, 2025, the Company has accrued $4,982 of interest income related to the loan. During the three months ended June 30, 2024, the Company has accrued $171 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	June 30, 2025	December 31, 2024
Cres Discretionary Trust No. 2	(a)	$1,263,138	$3,064,914
Apple iSports Investment Group Pty	(b)	171,427	161,975
ABA Investment Group Pty Ltd	(c)	296,375	280,033
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		1,821,460	3,597,442

Cres Discretionary Trust No. 2	(a)	13,002	125,222
Apple iSports Investment Group Pty	(b)	15,624	12,379
ABA Investment Group Pty Ltd	(c)	21,885	16,559
Total accrued interest		50,511	154,160

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2025	2024	2025	2024
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	6,520	17,646	13,156	34,148
Apple iSports Investment Group Pty	(b)	1,235	1,284	2,455	2,568
ABA Investment Group Pty Ltd	(c)	2,134	2,220	4,245	4,440
Total related party interest expenses		9,889	21,150	19,857	41,156

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender is also the Company’s majority shareholder. The loan is unsecured, has a 3% annual interest rate, and is payable on demand by the Lender. On January 9, 2025, the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,807,760, resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,760 converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970, representing the principal amount of the Loan as of the Effective Date.

b) On April 8, 2022, the Company’s wholly-owned subsidiary, AIS Australia, entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the director of the Company. The loan is unsecured, has a 3% annual interest rate, and is payable on demand by the Subsidiary Lender.

c) On April 8, 2022, the Company’s wholly owned subsidiary, AIS Australia, entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has a 3% annualized interest rate, and is payable on demand by the Subsidiary Lender 2.

d) On March 31, 2022, the Company entered into a loan agreement with Utti Pty Ltd (“Utti”). Utti is owned by a director of the Company. The loan is unsecured, bears interest at a rate of 3%, and is payable upon demand.

e) On March 31, 2022, the Company entered into a loan agreement with Mt. Wills Gold Mines Pty Ltd (“Mt. Wills”). The Company’s director is also a director and shareholder of Mt. Wills. The loan is unsecured, bears interest at a rate of 3%, and is payable upon demand.

f) A director of the Company has advanced cash to the Company. The advances were unsecured and interest-free.

NOTE 6. INCOME TAXES

The Company utilized the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the three and six months ended June 30, 2025 and 2024. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and may be subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and six months ended June 30, 2025 and 2024. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the six months ended June 30, 2025, and the year ended December 31, 2024, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware’s net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the six months ended June 30, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7. STOCKHOLDERS’ DEFICIT

The Company’s Articles of Incorporation, as amended, have authorized 500,000,000 shares of common stock of the Company, par value $0.0001, and 50,000,000 shares of preferred stock, $0.0001 par value. All of the shares of preferred stock are “blank check” meaning the Board of Directors, and not the shareholders, can authorize the rights, privileges and preferences of any shares of preferred stock issued in the future.

Preferred Stock

As of June 30, 2025, and December 31, 2024, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the six months ended June 30, 2025, and the year ended December 31, 2024.

Common Stock

As of June 30, 2025, and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On March 6, 2025, the Company entered into a subscription agreement with two unaffiliated third parties pursuant to which the Company received a total of $253,504 in proceeds in exchange for 63,376 shares of Common Stock. The Company issued the shares on March 31, 2025.

On February 13, 2025, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $25,000 in proceeds in exchange for 6,250 shares of Common Stock. The Company issued the shares on March 31, 2025.

On January 9, 2025 (“Effective Date”), the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,907,760, resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,760, converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970 representing the principal amount of the Loan as of the Effective Date.

On July 24, 2024, the Company entered into a subscription agreement with an unaffiliated third-party pursuant to which the Company received $50,000 in proceeds in exchange for the issuance of 200,000 shares of common stock. On May 17, 2024, the Company modified its 2023 subscription agreement with a subscriber for the purchase of 80,000 shares at a price of $1.25 and issued an additional 320,000 shares of common stock for a total of 400,000 shares, all at a price of $0.25.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company or its subsidiaries may be named a party to claims and/or legal proceedings. Neither the Company nor its subsidiaries have been named in and are not aware of any matters which management believes will result, either individually or in the aggregate, in a material adverse effect on its financial condition or results of operations.

As of June 30, 2025, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

NOTE 9. STOCK PLAN

On November 1, 2024, the Board of Directors of the Company approved the creation of the 2024 Stock Incentive Plan (“2024 Stock Plan”). The maximum number of common stock authorized and available for issuance under the 2024 Stock Plan initially was 15,000,000 shares of common stock. It also approved the stock option grant of a total of 10,275,000, under the 2024 Stock Plan, to the employees, officers, directors, and consultants of the company, subject to the definitive agreements between the parties. The options have an exercise price of $0.25 per share, which was based on the subscription price of the Company’s then current private placement offering. In general, options become exercisable during the period when the grantee is providing services to the Company as an employee or consultant. Our policy is to issue new shares upon the exercise of options.

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. The following tables summarize information about stock options transactions and related information:

Shares Availability:
Plan Authorized Shares	20,000,000
Common Stock	10,275,000
Shares available for issuance	9,725,000

As of June 30, 2025, stock option grants totaling 10,275,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $2,566,695 for the six months ended June 30, 2025. As the awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of June 30, 2025.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	-	$-
Granted	10,275,000	0.25
Outstanding, June 30, 2025	10,275,000	$0.25

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

NOTE 11. SUBSEQUENT EVENTS

We evaluated subsequent events after June 30, 2025 through the date of the issuance of these financial statements. Based on this evaluation, we identified the following subsequent events, from June 30, 2025 through the date the financial statements were issued.

On or about July 13, 2025, the proposed transaction of AmeriCrew, a broadband infrastructure and private 5G LTE network infrastructure company, that was entered into on November 2024, is no longer viable and will not be purchased.

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its subsidiary. It also approved the stock option grant of a total of 12,000,000 shares under the 2025 Stock Plan, to employees, officers, directors, and consultants of the Company. The options have an exercise price of $0.25 per share.

On July 25, 2025, the Company entered into an agreement with LBC Enterprise Pty Ltd (“LBC”), which includes the acquisition of LBC in exchange for the issuance of common stock to the LBC shareholders, equal to 30% of the fully diluted issued and outstanding capital stock of the Company, among other terms and conditions, all in accordance with the terms and conditions of the Lucky Bet Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

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

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents that we may file from time to time with the SEC.

The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our audited and unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

AiS has been engaged in the development of a digital sports betting and gaming platform. Our platform, when complete, will provide users with sports content, racing, and sports betting, and sport streaming solutions. We aim to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users can access our products via multiple devices, including the web and mobile devices.

Apple iSports is at the forefront of the convergence between technology, gaming, media, and entertainment, particularly as the boundaries between sports, wagering, and entertainment continue to blur. Through our strategic business acquisitions, and partnerships, we aim to address the critical infrastructure and connectivity gaps in today’s rapidly evolving digital landscape. As demand for high-speed access to content via broadband, cellular, and satellite networks continues to surge, our mission is to enhance and expand the underlying systems that power next-generation media consumption. This investment in infrastructure not only ensures seamless streaming and interactive experiences for fans but also empowers athletes and content creators with the tools and platforms to reach broader audiences and unlock new monetization opportunities, such as iGaming opportunities and other forms of engagement.

AiS is seeking an Online Bookmaking License in Australia through the Northern Territory Racing Commission, which will enable racing and sports betting throughout the country, one of the most mature legal betting markets in the world. In addition, we are licensed in North Dakota as an (ADW) provider, subject to completion of the TRPB examination, which will allow us to provide pari-mutuel betting on racing in North Dakota and up to an additional 20 states that do not have specific regulations. NFL and other sports bets in the US are regulated separately from racing wagering. We will seek market access licenses for a number of states that offer sports betting licenses over a three-year timeline.

•

Since the inception of AiS through June 30, 2025, we (i) established a core team with the industry skills and experience to manage the Company, and (ii) we received approximately $3,023,397 in private placement funding and the current outstanding balance to related parties in excess of $2,438,180.

•

From December 2021 to October 2022, we developed our Go-to-Market outline and marketing strategy, including identifying preferred suppliers for each product and initiating relationships with key suppliers and consultants.

5

•

In June 2022, we submitted our application to the North Dakota Racing Commission for an (ADW) license, subject to the approval of the Thoroughbred Racing Protective Bureau. Completion of the TRPB examination is required to receive a state-issued ADW. This will be concluded after closing the capital raising.

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities, as well as the historical operations, reflected in the financial statements before the stock exchange liabilities and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•

In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. As of March 2025, the contract was suspended until the Company moves closer to going live.

•	In April 2025, we entered into a strategic and financial agreement with Pacifico Financial Group to accelerate various capital raising activities.
•

In May 2025, we entered into a letter of intent to purchase AmeriCrew Inc, a leading telecommunications infrastructure provider. On or about July 13, 2025, the proposed transaction of AmeriCrew, is no longer viable and will not be purchased.

•	In July 2025, we entered into a binding agreement to purchase Lucky Bet, a fully operational gaming platform provider with significant customer base and revenue.

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements before the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92612, and our phone number is (949) 247-4210. We also maintain satellite offices at Level 1, Paspalis Centrepoint, 48-50 Smith Street Mall, Darwin NT 0800 Australia, and Lonsdale Street, Level 7, Melbourne, Australia 3000. In addition, as mentioned, we have two websites (which do not form a part of these filings): www.appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

Results of Operations

For the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Revenues

During the six months ended June 30, 2025, and 2024, the Company had no revenues.

Operating Expenses

During the six months ended June 30, 2025, and 2024, the Company had total operating expenses of $3,828,381 and $1,798,462, respectively. During the six months ended June 30, 2025, operating expenses consisted of corporate expenses of $265,615, consulting and professional fees of $3,502,552, and selling, general, and administrative expenses of $60,214. During the six months ended June 30, 2024, operating expenses consisted of corporate expenses of $280,609, consulting and professional fees of $1,106,821, and selling, general, and administrative expenses of $411,032. The 113% increase in operating expenses during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily due to an increase in Consulting and professional fees. This is attributed to an increase of $2,566,695 from the stock options which were granted during the six months. See Note 9 of the unaudited financial statements included herein for additional detail on the stock incentive plan. This was offset by a decrease in marketing-related expenses during the six months ended June 30, 2025, until the Company moves closer to the Go Live date.

Other Income (Expenses)

During the six months ended June 30, 2025, and 2024, we had $17,874 and $44,736, respectively, in interest expense attributable to related party debt, net of interest income. The significant decrease in interest expense is attributable to the conversion of the related party Cres loan on January 9, 2025, which resulted in a reduction of in interest expense for the six months ended June 30, 2025.

During the six months ended June 30, 2025, and 2024, the company had $107,926 and $351, respectively, in Foreign exchange gain (loss). This was attributable to international exposure to exchange rate fluctuations resulting in fluctuations that impact our results of operations

During the six months ended June 30, 2025 and 2024, the company had a total of $0 and $659,133 related to forgiveness of debt. This was related to the Company’s rescission of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD($659,133) during the six months ended June 30, 2024.

During the six months ended June 30, 2025, and 2024, we had a net loss of $3,738,329 and $1,183,714, respectively, for the reasons discussed above.

For the Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Revenues

During the three months ended June 30, 2025, and 2024, the Company had no revenues.

Operating Expenses

During the three months ended June 30, 2025, and 2024, the Company had total operating expenses of $631,752 and $1,069,101, respectively. During the three months ended June 30, 2025, operating expenses consisted of corporate expenses of $133,842, consulting, and professional fees of $468,677, and selling, general, and administrative expenses of $29,233. During the three months ended June 30, 2024, operating expenses consisted of corporate expenses of $141,617, consulting, and professional fees of $633,727, and selling, general, and administrative expenses of $293,757. The 40.91% decrease in operating expenses for the three months ended June 30, 2025, as compared to the same period in 2024, is primarily due to the decrease in marketing-related expenses until the Company moves closer to the Go Live date.

Other Income (Expenses)

During the three months ended June 30, 2025, and 2024, we had $8,893 and $24,736, respectively, in interest expense attributable to related party debt, net of interest income. The significant decrease in interest expense is attributable to the conversion of the related party Cres loan on January 9, 2025, which resulted in a reduction of interest expense for the three months.

During the three months ended June 30, 2025, and 2024, the company had $94,048 and $746, respectively, in Foreign exchange gain (loss). This was attributable to international exposure to exchange rate fluctuations resulting in fluctuations that impact our results of operations

During the three months ended June 30, 2025, and 2024, the company had a total of $0 and $659,133 related to forgiveness of debt. This was related to the Company’s rescission of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD($659,133) during the three months ended June 30, 2024.

During the three months ended June 30, 2025, and 2024, we had a net loss of $546,597 and $435,449, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a working capital deficit of $5,073,858 compared with a working capital deficit of $6,539,584 as of December 31, 2024. The decrease in working capital deficit is primarily a result of a decrease in related party loans for the six months ended June 30, 2025, due to the conversion of certain outstanding related party loans.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2025, and 2024:

	June 30,	June 30,
	2025	2024
Net Cash Used in Operating Activities	$(3,666,671)	$(1,603,880)
Net Cash Used in Investing Activities	(600)	(80,000)
Net Cash Provided by Financing Activities	3,693,310	1,707,137
Effect of changes in exchange rate on cash and cash equivalents	493	17,920
Net Change in Cash	$26,532	$41,177

Operating Activities

During the six months ended June 30, 2025, the Company incurred a net loss of $3,738,329 which after adjusting for decrease in goods and services tax receivable of $42,669, foreign exchange gain of $107,926, accrued payroll of $105,934, and prepaid and other assets of $8,060 offset by an increase in accounts payable and accrued expenses of $259,559, accounts payable and accrued expenses to related parties $107,682, accrued interest to related party of $19,431, accrued interest income of $1,984, and an increase in Deposits of $149,900 resulted in net cash of $3,666,671 being used in operating activities during the period. By comparison, during the six months ended June 30, 2024, the Company incurred a net loss of $1,183,714 which after adjusting for decreases in goods and services tax receivable of $26,482, accrued payroll of $38,684, foreign exchange gain of $351, accounts payable and accrued expenses of $254,475, increase in accrued interest of $39,364, in accrued interest receivable of $171, prepaid and other assets of $2,600, deposits of $39,548, and forgiveness of debt of $659,133 resulted in net cash of $1,603,880 being used in operating activities during the period. The primary cause for the year-over-year change in operating activities was related to the increase in expenses related to stock-based compensation for the company’s stock incentive plan. Additionally, there was an increase in liabilities related to common stock that were subscribed but not issued during the six months. This was offset by forgiveness of debt for intellectual property from the prior year.

Investing Activities

During the six months ended June 30, 2025, the Company had a receivable of $600 for proceeds owed by a related party. By comparison, during the six months ended June 30, 2024, the Company loaned $80,000 to SeaPort, Inc.

Financing Activities

During the six months ended June 30, 2025, the Company incurred $3,693,310 from financing activities by way of an increase of $52,035 from payments to related parties’ loans payable, offset by $900,146 of proceeds from related parties loans payable and $2,845,199 from stock issuances. By comparison, during the six months ended June 30, 2024, the Company received $1,707,137 from financing activities by way of $551,152 of proceeds and $138,915 of payments in loans from related parties, and $1,294,900 from stock issuances. The year-over-year changes were primarily related to the issuance of shares of common stock.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are likely to have a material impact on the financial condition or results of operations of the Company. We identified that the assumptions and estimates associated with the valuation of stock option grants are a critical accounting estimate. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are found in Note 3 – Summary of Significant Accounting Policies and Basis of Presentation of the accompanying condensed consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Effective disclosure controls and internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time-consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. By enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2025, other than the remediation steps addressed above, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to affect our internal control over financial reporting materially.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

On May 15, 2024, the Company disclosed that it entered into a Letter of Intent to acquire the assts of AmeriCrew, Inc. On or about July 13, 2025, the Letter of Intent expired and the Company does not expect to pursue the transaction at this time, however, the parties will continue to explore future business opportunities.

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

APPLE iSPORTS GROUP, INC.

Date: August 13, 2025	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

