Form 10-Q
period 2025-09-30
Apple iSports Group, Inc.
filed 2025-11-14
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 219,785,477 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$9,304	$42,167
Goods and service tax receivable	9,253	48,073
Marketable security	100	100
Prepaid and other assets	15,500	11,440
Total current assets	34,157	101,780

Deposits	239,390	87,313
Notes receivable	80,600	80,000
Accrued interest income	5,990	2,998
Total assets	$360,303	$272,091

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,975,907	$2,024,108
Accounts payable and accrued expenses – related parties	722,637	458,525
Due to related party	4,999	4,999
Loans payable - related parties	2,022,993	3,597,442
Accrued interest - related parties	64,409	154,160
Accrued payroll	316,761	402,130
Total current liabilities	6,107,706	6,641,364

Total liabilities	6,107,706	6,641,364

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 219,784,477 and 208,483,811 issued and outstanding as of September 30, 2025 and December 31, 2024	21,978	20,848
Additional paid-in capital	15,766,593	6,567,575
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	27,670	354,207
Accumulated deficit	(21,510,690)	(13,258,949)
Total stockholders’ deficit	(5,747,403)	(6,369,273)

Total Liabilities and Stockholders’ Deficit	$360,303	$272,091

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$-	$-	$-	$-

Operating expenses:
Corporate expense	137,256	185,410	402,871	546,019
Consulting and professional fees	2,058,803	421,759	5,561,355	1,528,580
Selling, general and administrative	42,748	116,760	102,962	527,792
Total operating expenses	2,238,807	723,929	6,067,188	2,602,391

Loss from operations	(2,238,807)	(723,929)	(6,067,188)	(2,602,391)

Other (expenses) and income:
Issuance cost related to equity contract	(2,295,042)	-	(2,295,042)	-
Forgiveness of debt	-	(600)	-	658,533
Interest expense, net	(13,031)	(20,756)	(30,905)	(65,492)
Foreign exchange gain (loss)	33,468	(3,475)	141,394	(3,124)
Total other (expenses) and income	(2,274,605)	(24,831)	(2,184,553)	589,917

Operating loss before income taxes	(4,513,412)	(748,760)	(8,251,741)	(2,012,474)

Provision for income taxes	-	-	-	-
Net loss	$(4,513,412)	$(748,760)	$(8,251,741)	$(2,012,474)

Foreign currency translation adjustment	(32,295)	(178,812)	(326,537)	(106,555)
Comprehensive loss	(4,545,707)	(927,572)	(8,578,278)	(2,119,029)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted number of shares outstanding
Basic and Diluted	219,784,477	208,429,863	219,391,269	206,702,120

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

Conversion of loan to common stock	11,231,040	1,123	2,806,636				2,807,759
Issuance of common stock	69,626	7	278,497				278,504
Stock-based compensation			2,566,695				2,566,695
Other comprehensive income (loss)					(10,731)		(10,731)
Net loss						(3,191,732)	(3,191,732)

Balance as of March 31, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$343,476	$(16,450,681)	$(3,918,778)

Other comprehensive income (loss)					(283,511)		(283,511)
Net Loss						(546,597)	(546,597)

Balance as of June 30, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$59,965	$(16,997,278)	$(4,748,886)

Issuance of warrant			1,740,042				1,740,042
Stock-based compensation			1,807,148				1,807,148
Other comprehensive income (loss)					(32,295)		(32,295)
Net Loss						(4,513,412)	(4,513,412)

Balance as of September 30, 2025	219,784,477	$21,978	$15,766,593	$(52,954)	$27,670	$(21,510,690)	$(5,747,403)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	2,590,400	259	647,341				647,600
Other comprehensive income (loss)					170,702		170,702
Net loss						(748,265)	(748,265)

Balance March 31, 2024	205,374,611	$20,537	$5,870,586	$(52,954)	$110,572	$11,185,878)	$(5,237,137)

Issuance of common stock	2,589,600	259	647,041				647,300
Stock issuance modification	320,000	32	79,968				80,000
Other comprehensive income (loss)					(98,445)		(98,445)
Net loss for period						(515,449)	(515,449)

Balance as of June 30, 2024	208,284,211	$20,828	$6,597,595	$(52,954)	$12,127	$(11,701,327)	$(5,123,731)

Issuance of Common Stock	200,000	20	49,980				50,000
Other comprehensive income (loss)					(178,812)		(178,812)
Net loss for period						(748,760)	(748,760)

Balance September 30, 2024	208,484,211	$20,848	$6,567,575	$(52,954)	$(166,685)	$(12,450,087)	$(6,001,303)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(8,251,741)	$(2,012,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(141,394)	3,124
Forgiveness of debt	-	(658,533)
Non Cash Expense from issuance cost related to equity contract	2,240,042	-
Non Cash Expense from stock issuance modification	-	80,000
Adjustment for stock-based compensation	1,807,148	-

Change in operating assets and liabilities:
Good and services tax receivable	41,416	22,369
Accrued interest income	(2,992)	(1,990)
Accounts payable and accrued expenses	320,493	415,675
Accounts payable and accrued expenses – related parties	264,111	-
Accrued interest – related party	33,385	60,701
Accrued payroll	(92,095)	236,924
Prepaid and other assets	(4,060)	(16,120)
Deposits	(149,900)	(39,512)
Net cash used in operating activities	(3,935,587)	(1,909,836)

Cash flows from investing activities
Notes receivable	(600)	(80,000)
Net cash used in investing activities	(600)	(80,000)

Cash flows from financing activities
Proceeds from loan payable from related parties	1,220,409	599,371
Payments to loans payable from related parties	(162,409)	(138,915)
Proceeds from conversion of loan to common stock	2,845,199	1,344,900
Net cash provided by financing activities	3,903,199	1,944,271

Effect of changes in exchange rates on cash and cash equivalents	125	51,758

Net increase (decrease) in cash and cash equivalents	(32,863)	6,193

Cash and cash equivalents, beginning of period	42,167	673

Cash and cash equivalents, end of period	$9,304	$6,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-Cash Financing activities:
Non Cash decrease in related party loans payable due to conversion to common stock	$(2,682,970)	$-
Non Cash decrease in accrued interest related party due to conversion to common stock	$(124,790)	$-
Non Cash increase in common stock due to conversion of related party loan	$1,123	$-
Non Cash increase in Additional Paid in capital due to conversion of related party loan	$2,806,637	$-
Non Cash increase in Additonal Paid in capital due to issuance of warrant	$1,740,042	$-
Non Cash increase in Issuance cost and Accrued Expenses for the commitment fee for Common Stock purchase agreement	$500,000	$-

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. COMPANY HISTORY AND NATURE OF BUSINESS

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023, changed its name to Apple iSports Group, Inc. Effective March 23, 2023, the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Under the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value of $0.0001 per share in exchange for all issued and outstanding capital stock (195,062,000 shares of common stock) of AiS. AiS became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company elected to change its fiscal year end from April 30 to December 31. For financial reporting purposes, the transaction is considered a combination of businesses under common control, as the Company and AiS were under common control. Thus, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods presented.

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

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the Nine Months Ended September 30, 2025, the Company reported a net loss of $8,251,741, negative working capital of $6,073,549, and an accumulated deficit of $21,510,690. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2024	0.6219	0.6597
September 30, 2025	0.6609	0.6543
September 30, 2024	0.6919	0.6585

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

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to September 30, 2025, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

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

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of September 30, 2025, the Company has not yet executed the definitive agreements. Concurrent with the term sheet, the Company paid a deposit of 60,000 AUD (U.S. $39,656), which is included in deposits on the consolidated balance sheet as of September 30, 2025.

In November 2024, the Company entered into a Letter of Intent for the purchase of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. As of September 30, 2025, the Company has not yet executed the definitive agreements. Concurrent with the Letter of Intent, the Company paid a deposit of $50,000. On May 14, 2025, we entered into a final letter of intent, for which we paid a total of $149,900, which is included in deposits on the consolidated balance sheet as of September 30, 2025. On or about July 13, 2025, the proposed transaction is no longer viable, and the Company will no longer be purchasing the referenced broadband infrastructure.

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (EPS), resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when its effect is anti-dilutive. The Company considers the 28,967,492 shares of common stock related to the Company’s stock options and warrants as well as notes payable outstanding to be potentially dilutive securities that can be convertible into shares of Common Stock. As such they are excluded from the calculation of diluted net income (Loss) per share because their inclusion would have been antidilutive.

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereby the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of September 30, 2025, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the three and nine months ended September 30, 2025, the Company recorded $1,008 and $2,992 in interest income related to the loan, respectively. As of September 30, 2025, the Company has accrued $5,990 of interest income related to the loan. During the three months ended September 30, 2024, the Company has accrued $1,008 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	September 30, 2025	December 31, 2024
Cres Discretionary Trust No. 2	(a)	$1,462,714	$3,064,914
Apple iSports Investment Group Pty	(b)	172,144	161,975
ABA Investment Group Pty Ltd	(c)	297,615	280,033
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		2,022,993	3,597,442

Cres Discretionary Trust No. 2	(a)	23,229	125,222
Apple iSports Investment Group Pty	(b)	16,977	12,379
ABA Investment Group Pty Ltd	(c)	24,203	16,559
Total accrued interest		64,409	154,160

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2025	2024	2025	2024
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	10,159	18,262	23,577	51,106
Apple iSports Investment Group Pty	(b)	1,275	2,218	3,782	6,654
ABA Investment Group Pty Ltd	(c)	2,204	1,283	6,538	3,235
Total related party interest expenses		13,637	21,763	33,896	60,995

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender is also the Company’s majority shareholder. The loan is unsecured, has a 3% annual interest rate, and is payable on demand by the Lender. On January 9, 2025, the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,807,759, resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,759 converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970, representing the principal amount of the Loan as of the Effective Date.

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

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the three and nine months ended September 30, 2025 and 2024. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and may be subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the three and nine months ended September 30, 2025 and 2024. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the Nine Months Ended September 30, 2025, and the year ended December 31, 2024, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware’s net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the Nine Months Ended September 30, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Preferred Stock

As of September 30, 2025, and December 31, 2024, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the Nine Months Ended September 30, 2025, and the year ended December 31, 2024.

Common Stock and Warrants

As of September 30, 2025, and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

On August 4, 2025, the Company entered into a common stock purchase agreement with an investor (the “Common Stock Purchase Agreement”). Pursuant to the Common Stock Purchase Agreement, the Company shall issue and sell to the investor, and the investor shall purchase up to a maximum of $25,000,000 of the Company’s common stock, $0.0001 par value per share. In addition, the Company delivered warrants to the investor to purchase up to 7,692,492 shares of common stock at an initial exercise price of $7.76 per share. The exercise price shall be adjusted on the six- and eighteen-month anniversary to the lower of the initial exercise price or a price equal to 110% of the average of the volume-weighted average price of the Company’s common stock over five trading days preceding each such date. The warrant’s expiration date is the third anniversary from the Effective Date.

The Company, from time to time, may submit draw down requests to the investor to purchase shares of the Company’s common stock at a prescribed purchase price. The amount of each draw down request shall not exceed 400% of the average daily trading volume for the 10 trading days immediately preceding a draw down request. The investor shall be obligated to accept the Company’s draw down notice, provided that the investor, in its sole discretion, shall not be obligated to accept more than 50% of the requested draw down amount and shall have the option to purchase up to 200% of the draw down amount requested. The price per share to be paid by the investor shall equal 90% of the average daily closing price during the pricing period for such draw down.

Pursuant to the Common Stock Purchase Agreement, the investor is entitled to a commission equal to 2% of the gross proceeds. The Company was not obligated to pay the commission during the three months ended September 30, 2025 and recorded it as a non-operating expense or issuance cost related to equity contract. As of September 30, 2025, there have been no share issuances of the Company’s common stock in connection with the Common Stock Purchase Agreement.

Regarding the warrants, the Company performed an analysis of the related provisions and concluded that the warrants met the guidance for being classified as an equity instrument. As the Company has not received any proceeds from share issuances under the Common Stock Purchase Agreement, the Company recognized the relative fair value of the warrant of $1,740,042 as a non-operating expense or issuance cost related to equity contract upon issuance. The relative fair value of the warrant was determined using the Black-Scholes valuation model. As of September 30, 2025, there have been no warrants exercised or cancelled.

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

As of September 30, 2025, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

NOTE 9. STOCK PLAN

Australian Plan

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its subsidiary. It also approved the stock option grant of a total of 12,000,000 shares under the 2025 Stock Plan, to certain Australian employees. The options have an exercise price of $0.25 per share.

The following tables summarize information about stock options transactions and related information:

Shares Availability:
Plan Authorized Shares	60,000,000
Common Stock	12,000,000
Shares available for issuance	48,000,000

As of September 30, 2025, stock option grants totaling 12,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $1,807,148 for the Nine Months Ended September 30, 2025. As of September 30, 2025 we had $218,138 of total unrecognized stock-based compensation expense related to the plan, which is expected to be recognized over a weighted-average period of 1 year as stock-based compensation expense.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	-	$-
Granted	12,000,000	0.25
Outstanding, September 30, 2025	12,000,000	$0.25

US Plan

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

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. The following tables summarize information about stock options transactions and related information:

Shares Availability:
Plan Authorized Shares	20,000,000
Common Stock	8,275,000
Forfeited	(2,000,000)
Shares available for issuance	13,725,000

As of September 30, 2025, stock option grants totaling 13,725,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $2,566,695 for the Nine Months Ended September 30, 2025. As the awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of September 30, 2025.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	-	$-
Granted	8,275,000	0.25
Forfeited	(2,000,000)	0.25
Outstanding, September 30, 2025	6,275,000	$0.25

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

NOTE 11. SUBSEQUENT EVENTS

We evaluated subsequent events after September 30, 2025 through the date of the issuance of these financial statements. Based on this evaluation, we identified the following subsequent events, from September 30, 2025 through the date the financial statements were issued.

On November 1, 2025 the company entered into a Loan Agreement with a third party for the sum of $350,000 AUD ($227,500 USD).

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

AiS is seeking an Online Bookmaking License in Australia through the Northern Territory Racing Commission, which will enable racing and sports betting throughout the country, one of the most mature legal betting markets in the world. In addition, we are licensed in North Dakota as an (ADW) provider, subject to completion of the TRPB examination, which will allow us to provide pari-mutuel betting on racing in North Dakota and up to an additional 20 states that do not have specific regulations. NFL and other sports bets in the US are regulated separately from racing wagering. We will seek market access licenses for several states that offer sports betting licenses over a three-year timeline.

•

Since the inception of AiS through September 30, 2025, we (i) established a core team with the industry skills and experience to manage the Company, and (ii) we received approximately $3,023,397 in private placement funding and the current outstanding balance to related parties in excess of $2,810,039.

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

•

In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. As of September 2025, the contract was suspended until the Company moves closer to going live.

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
•

In August 2025, we entered into an Equity Backstop agreement with LDA Capital Group allowing draw-down of up to $25 million, with an ability to extend the draw-down up to $50 million based on completion of a Registration Statement and trade volume metrics.

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

Our corporate structure is depicted below:

Results of Operations

For the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Revenues

During the Nine Months Ended September 30, 2025, and 2024, the Company had no revenues.

Operating Expenses

During the Nine Months Ended September 30, 2025, and 2024, the Company had total operating expenses of $6,067,188 and $2,602,391, respectively. During the Nine Months Ended September 30, 2025, operating expenses consisted of corporate expenses of $402,871, consulting and professional fees of $5,561,355, and selling, general, and administrative expenses of $102,962. During the Nine Months Ended September 30, 2024, operating expenses consisted of corporate expenses of $546,019, consulting and professional fees of $1,528,580, and selling, general, and administrative expenses of $527,792. The 133% increase in operating expenses during the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024, is primarily due to an increase in Consulting and professional fees. This is attributed to an increase of $4,373,843 from the stock options which were granted during the nine months, $2,566,695 related to the US plan and $1,807,148 related to the Australian Plan. See Note 9 of the unaudited financial statements included herein for additional detail on the stock incentive plan. This was offset by a decrease in marketing-related expenses during the Nine Months Ended September 30, 2025, until the Company moves closer to the Go Live date.

Other Income (Expenses)

During the Nine Months ended September 30, 2025, and 2024, we had $2,295,042 and $0 respectively, in issuance cost related to equity contract. The significant increase in issuance cost was a result of the common stock purchase agreement entered into on August 4, 2025. See note 7 for further details.

During the Nine Months Ended September 30, 2025, and 2024, we had $30,905 and $65,492, respectively, in interest expense attributable to related party debt, net of interest income. The significant decrease in interest expense is attributable to the conversion of the related party Cres loan on January 9, 2025, which resulted in a reduction of interest expense for the Nine Months Ended September 30, 2025.

During the Nine Months Ended September 30, 2025, and 2024, the company had $141,394 and ($3,124), respectively, in Foreign exchange gain (loss). This was attributable to international exposure to exchange rate fluctuations resulting in fluctuations that impact our results of operations

During the Nine Months Ended September 30, 2025 and 2024, the company had a total of $0 and $658,533 related to forgiveness of debt. This was related to the Company’s rescission of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($658,533) during the Nine Months Ended September 30, 2024.

During the Nine Months Ended September 30, 2025, and 2024, we had a net loss of $8,251,741 and $2,012,474, respectively, for the reasons discussed above.

For the Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

Revenues

During the three months ended September 30, 2025, and 2024, the Company had no revenues.

Operating Expenses

During the three months ended September 30, 2025, and 2024, the Company had total operating expenses of $2,238,807 and $723,929, respectively. During the three months ended September 30, 2025, operating expenses consisted of corporate expenses of $137,256, consulting, and professional fees of $2,058,803, and selling, general, and administrative expenses of $42,748. During the three months ended September 30, 2024, operating expenses consisted of corporate expenses of $185,410, consulting, and professional fees of $421,759, and selling, general, and administrative expenses of $116,760. The 217% increase is primarily related to an increase of $1,807,148 from the stock options which were granted during the three months. See Note 9 of the unaudited financial statements included herein for additional detail on the stock incentive plan. This was offset by the decrease in marketing-related expenses until the Company moves closer to the Go Live date.

Other Income (Expenses)

During the three months ended September 30, 2025, and 2024, we had $2,295,042 and $0 respectively, in issuance cost related to equity contract. The significant increase in issuance cost was a result of the common stock purchase agreement entered into on August 4, 2025. See note 7 for further details.

During the three months ended September 30, 2025, and 2024, we had $13,031 and $20,756, respectively, in interest expense attributable to related party debt, net of interest income. The significant decrease in interest expense is attributable to the conversion of the related party Cres loan on January 9, 2025, which resulted in a reduction of interest expense for the three months.

During the three months ended September 30, 2025, and 2024, the company had $33,468 and $3,475, respectively, in Foreign exchange gain (loss). This was attributable to international exposure to exchange rate fluctuations resulting in fluctuations that impact our results of operations

During the three months ended September 30, 2025, and 2024, the company had a total of $0 and $600 related to forgiveness of debt. This was related to the Company’s rescission of the third-party intellectual property and reversal of 1,000,000 AUD of accounts payable and recognized forgiveness of debt income of 1,000,000 AUD ($658,533) during the three months ended September 30, 2024.

During the three months ended September 30, 2025, and 2024, we had a net loss of $4,513,412 and $748,760, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a working capital deficit of $6,073,549 compared with a working capital deficit of $6,124,806 as of December 31, 2024. The decrease in working capital deficit is primarily a result of a decrease in related party loans for the Nine Months Ended September 30, 2025, due to the conversion of certain outstanding related party loans.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the Nine Months Ended September 30, 2025, and 2024:

	September 30,	September 30,
	2025	2024
Net Cash Used in Operating Activities	$(3,935,587)	$(1,909,836)
Net Cash Used in Investing Activities	(600)	(80,000)
Net Cash Provided by Financing Activities	3,903,199	1,944,271
Effect of changes in exchange rate on cash and cash equivalents	125	51,758
Net Change in Cash	$(32,863)	$6,193

Operating Activities

During the Nine Months Ended September 30, 2025, the Company incurred a net loss of $8,251,741 which after adjusting for decrease in goods and services tax receivable of $41,416, foreign exchange gain of $141,394, accrued payroll of $92,095, and prepaid and other assets of $4,060 offset by an increase in accounts payable and accrued expenses of $320,493, accounts payable and accrued expenses to related parties $264,111, accrued interest to related party of $33,385, accrued interest income of $2,992, and an increase in Deposits of $149,900 stock based compensation of $1,807,148, and issuance cost of $2,240,042 resulted in net cash of $3,935,587 being used in operating activities during the period. By comparison, during the Nine Months Ended September 30, 2024, the Company incurred a net loss of $2,012,474 which after adjusting for decreases in goods and services tax receivable of $22,369, accrued payroll of $236,924, foreign exchange gain of $3,124, accounts payable and accrued expenses of $415,675, and non cash expenses from stock issuance modification of $80,000 increase in accrued interest of $1,990, in accrued interest to related party of $60,701, prepaid and other assets of $16,120, deposits of $39,512, and forgiveness of debt of $658,533 resulted in net cash of $1,909,836 being used in operating activities during the period. The primary cause for the year-over-year change in operating activities was related to the increase in expenses related to stock-based compensation for the company’s stock incentive plan. Additionally, there was an increase in liabilities related to common stock that were subscribed but not issued during the nine months. This was offset by forgiveness of debt for intellectual property from the prior year.

Investing Activities

During the Nine Months Ended September 30, 2025, the Company had a receivable of $600 for proceeds owed by a related party. By comparison, during the Nine Months Ended September 30, 2024, the Company loaned $80,000 to SeaPort, Inc.

Financing Activities

During the Nine Months Ended September 30, 2025, the Company incurred $3,903,199 from financing activities by way of an increase of $162,409 from payments to related parties’ loans payable, offset by $1,220,409 of proceeds from related parties loans payable, $2,845,199 from stock issuances. By comparison, during the Nine Months Ended September 30, 2024, the Company received $1,944,271 from financing activities by way of $599,371 from proceeds from loans payable from related parties, net, $1,344,900 from stock issuances. The year-over-year changes were primarily related to the issuance of shares of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the Nine Months Ended September 30, 2025, other than the remediation steps addressed above, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to affect our internal control over financial reporting materially.

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

APPLE iSPORTS GROUP, INC.

Date: November 14, 2025	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

