Form 10-K
period 2025-12-31
Apple iSports Group, Inc.
filed 2026-04-10
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +949 247 4210

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, April 6, 2026, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $130,314,309.

As of April 10, 2026, there were 219,784,477 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•	“we,” “us,” “our company,” “our” and “Company” refer to the combined business of Apple iSports Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“AiS” or “Subsidiary” refers to Apple iSports, Inc., a Delaware corporation, and its subsidiary AiS Australia;

•	“AiS Australia” refers to Apple iSports Australia Pty Ltd., an Australian company and second tier subsidiary of the Company;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“AUD” refers to the Australian dollar;

•	“U.S. dollars”, “USD,” “dollars,” and “$” refer to the United States dollar;

•	“Securities Act” refers to the United States Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended.

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

DESCRIPTION OF OUR BUSINESS

Our corporate structure is depicted below:

Apple iSports Corporate Structure as of December 31, 2025

Industry Terms.

Pari-mutuel Betting - All the bets/money placed on an event are aggregated into a single pool of money, the “take-out” (by the totalizator operator) is subtracted, and dividends (distribution to bettors) are calculated by dividing the pool between winning bets based on their odds. The returns are subject to the calculation of dividends after the conclusion of the race. Before the market closes, approximate dividends can be displayed, but the final dividend can change after wagers are placed. Typically, pari-mutuel betting is used in thoroughbred horse racing, greyhound racing, and harness racing, among other races and events.

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

Apple iSports is at the forefront of the convergence between technology, gaming, media, and entertainment, particularly as the boundaries between sports, wagering, and entertainment continue to blur. Through our strategic business acquisitions and partnerships, we aim to address the critical infrastructure and connectivity gaps in today’s rapidly evolving digital landscape. As demand for high-speed access to content via broadband, cellular, and satellite networks continues to surge, our mission is to enhance and expand the underlying systems that power next-generation media consumption. This investment in infrastructure not only ensures seamless streaming and interactive experiences for fans but also empowers athletes and content creators with the tools and platforms to reach broader audiences and unlock new monetization opportunities, such as iGaming opportunities and other forms of engagement.

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

Our two primary markets are Australia and the U.S. We will have separate websites for both markets, namely appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Since the inception of AiS, we have achieved the following milestones:

•

Since the inception of AiS through December 31, 2025, we (i) established a core team with industry skills and experience to manage the Company and (ii) received approximately $3,023,397 in private placement funding and received loans from related parties of more than $3,155,218.

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

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities, as well as the historical operations, reflected in the financial statements before the stock exchange, and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•

In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. As of December 2025, the contract was suspended until the Company moves closer to going live.

•	In April 2025, we entered into a strategic and financial agreement with Pacifico Financial Group to accelerate various capital raising activities.
•

In May 2025, we entered into a letter of intent to purchase AmeriCrew Inc, a leading telecommunications infrastructure provider. On or about July 13, 2025, the proposed transaction with AmeriCrew was terminated.

•

In July 2025, we entered into a binding agreement to purchase LBC Enterprise Pty. Ltd. (“Lucky Bet”), a gaming platform provider. As of the date of this filing, the transaction has not been completed. As of December 31, 2025 the company has decided not to proceed with the acquisition of Lucky Bet following further due diligence. Further the company recorded a loss of the nonrefundable deposit as a result.

•

In August 2025, we entered into an Equity Backstop agreement with LDA Capital Group allowing draw-down of up to $25 million, with an ability to extend the draw-down up to $50 million based on completion of a Registration Statement and trade volume metrics.

•

Effective March 1, 2026, the Company entered into a Joint Venture and License Agreement (“Agreement”) with AIC Enterprises, LLC, a limited liability company domiciled in Belize (“AiC”), to create a joint venture utilizing an existing online, crypto gaming platform of AiC, called appleicasino.com (“Platform”).  The Platform recently commenced operations in a limited number of countries, and as such, the Company can not predict the success of the Platform. Mr. Marino Sussich, our director and an affiliate of our largest shareholder, owns 45% of the equity of AIC.

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92618, and our phone number is (949) 247-4210. In addition, as mentioned, we have two websites (which do not form a part of these filings): appleisports.com in the U.S. and www.appleisports.com.au in Australia.

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

These betting opportunities will be fixed-odds bets, which means that we will set the odds for each such event. There is a market ratio in each market offered to our customers, which is the average level of profit for every proposition in the market. We will manage our margins using smart technologies and traditional risk management methodologies.

Horse Racing. We will provide advanced racing informatics to the user. Our analysis and insights will include race and individual ratings, previous winning margins, speed maps and race analysis. We will also provide live updates for scratches, jockeys, prices, track conditions and race start time changes.

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

Our Growth Strategy.

Our growth strategy is based on market expansion and building brand positioning reach to drive customer acquisition.

New Markets. Currently, we intend to be licensed to sell all our products throughout Australia and our racing products in North Dakota and approximately 20 other states in the United States. We are working to engage with providers of iGaming platform for the tribal casino market as well as for the general market. We feel it is important that,  after numerous attempts to build our own platform, the expense of that development and the advantages of owning the platform or even the source code are not a wise investment. With the number of platforms in a changing market, it makes sense to outsource the development rather than bringing it in-house. The user does not know the difference, and although we might have less margin from gaming operations, the cost-benefit of developing our own does not outweigh the cost. After three years of trying to develop our own platform, it is not prudent to continue. That does not negate the fact that in the future, when we have additional resources, we will revisit the decision if it makes sense.

Engaging Content. We believe that content delivered via our Live Content Sports Streaming Channel is essential to our success. The channel creates engagement, generates its own revenue via ad sales, and anchors users to our site, which in turn provides a range of opportunities to promote our products. The channel also delivers content, such as drag racing, beach volleyball, and more, along with odds and, potentially, fantasy leagues. Odds and wagering on these events are not available through other sports betting platforms.

New Users in Existing Markets. We intend to reach new users in targeted markets through digital marketing activations, including search engine optimization, pay-per-click, and search engine marketing (SEO/PPC/SEM),  leveraging a range of marketing strategies to drive more people to our website.  We will have a carefully targeted strategy that identifies traffic with high conversion rates leveraging our industry experience and digital marketing background.  We will use social media to drive engagement organically.

Website and Product Development.

We have entered into agreements with various software providers to develop our website, our sportsbook, and our Live Content Sports Streaming Channel.

The sportsbook is the core of the Apple iSports backend and provides the main user database, reporting, and key integration points. This includes a single sign-on/log-in to all functions. A third-party vendor is developing the sportsbook.

Customization of the sportsbook, including implementation of Apple iSport’s novel bet types, reporting requirements, and user interface, along with integration to core components such as payments, identity verification, specialized data feeds, and geo-control, is being implemented for the Australian markets in parallel by experienced vendors, with significant collaboration with the Apple iSports team.

The Apple iSports Live Content Sports Streaming Channel is reach developed by these producers and curators. As our content partner, they will produce and program the content for specific markets and sports, as well as manage licensing and rights clearances. The channel will initially be integrated into the Apple iSports (Australia) website with an eye to global expansion.

The sports channel developer is remunerated for the initiation and management of the channel and oversight of the technical operations of distribution and delivery. This content may be added to the primary channel programming or form the basis of a secondary linear channel or, potentially, an ad-supported demand service. After the first year of operations, a revenue-sharing arrangement is contemplated but has not yet been finalized.

Markets and Marketing.

Markets.

Sports betting has become one of the most important categories globally. It is captivating and connects millions of people across the largest sectors  of the global economy, from betting, online gaming, and digital platforms to live events, retail, broadcasting, sponsorship, and merchandising.

A report published by IMARC Group stated, “The global sports betting market size was valued at USD 103.08 Billion in 2024. Looking forward, IMARC Group estimates the market to reach USD 224.12 Billion by 2033, exhibiting an annual growth rate of 8.56% from 2025 to 2033.”

In the United States, after the Supreme Court’s decision to strike down the federal ban on sports betting in the United States in May 2018, various states have legalized or introduced legislation to legalize the sports betting industry.

According to the same source, the United States holds an 86.50% share of North America. These margins have been driven by the legalization of sports betting in multiple states. This has been paired with the utilization of technological advancements, such as smartphones and high-speed internet, which have made sports betting more convenient.

Marketing.

We intend to deploy a mix of marketing strategies. These strategies include.

•	Database and collaborative marketing with related industry partners,
•	Digital marketing on key industry and related sites
•	Marketing on various social media sites
•	Search engine optimization and search engine marketing,
•	Affiliate partnerships
•	Conferences and targeted corporate selling for technology offerings and
•	Extensive public relations to build fan awareness and support amongst financial analysts and investors
•	Highly selective paid advertising on media dedicated to sports and racing.

All of our efforts are designed to bring brand awareness to potential users on these sites or venues.

Our principal considerations related to attracting and retaining online users include functionality, ease of use, our 24/7 sports channel, and, most importantly, best-of-breed racing and sports information and analytics combined with extremely competitive odds (where we are able to offer fixed-odds wagering).

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

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in user preferences and devote greater resources than we can to developing and operating networks of affinity websites. These competitors may develop products or services that are comparable or superior. If we fail to address competitive developments quickly and effectively, we may not become or be able to remain a viable entity.

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

Intellectual Property

Trademark applications have been filed for certain Apple iSports logos and marks with the United States Patent and Trademark Office in the US and with IP Australia. The following applications have been filed:

•	Australian trademark for the Apple iSports ‘a’ icon logotype was filed on July 6, 2023 and approved on February 14, 2024
•	U.S. trade market for the Apple iSports ‘a’ icon logotype was filed on July 18, 2023 and remains pending as of April 10, 2026
•	US trademark for Apple iSports stylized name logotype was filed on July 18, 2023 and remains pending as of April 10, 2026

Applications in the US for the swoosh and ball logos were withdrawn in December 2023.

We have not filed for patent protection for any of our betting processes, which we have developed and which we believe to be novel. Instead, we will rely on protection for trade secrets and know-how. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how, and other unpatented technology. To protect our rights in these areas, we require all third parties to develop software to maintain such information as confidential. These agreements may not provide meaningful protection for our unpatented technology in the event of unauthorized use, misappropriation, or disclosure.

Government Regulation.

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the sports betting industry. This industry is generally subject to extensive and evolving regulations that could change based on political and social norms, and that could be interpreted in ways that could negatively impact its business.

The sports betting industry is heavily regulated, and in order to continue our operations, we must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction in which we operate. Our business is subject to extensive regulation under the laws, rules, and regulations of these jurisdictions. These laws, rules, and regulations generally concern the responsibility, financial stability, integrity, and character of the owners, managers, and persons with material financial interests in gaming operations, along with the integrity and security of our sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

These laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to; ensure that unsuitable individuals and organizations have no role in gaming operations, establish procedures designed to prevent cheating and fraudulent practices, establish and maintain anti-money laundering practices and procedures, file periodic reports with gaming regulators, establish programs to promote responsible gaming, and enforce minimum age requirements.

In addition, there are various U.S. laws relating to the advertising of gambling products that are not enforced by gambling regulators and are still applicable. Spam and privacy laws apply to our communications as well, such as having a link in emails or messages to allow immediate opting out.

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

Government Licensing.

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or a determination of suitability from the responsible authorities. We will ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate and where our users are located. In this regard, we have received a provisional Advance Deposit Wagering license from the North Dakota Racing Commission (subject to terms as outlined above). As a result of this license, we are able to offer pari-mutuel wagering on racing in that state and a number of other U.S. states that do not currently have specific racing regulations.

Gaming laws require us, and often each of our holding and intermediary companies as well as subsidiaries, certain of its directors, officers, and employees, and in some cases, certain of our controlling shareholders, to obtain licenses from, or be found suitable by, gaming authorities. Licenses and suitability findings require a determination that the applicant is qualified. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity, responsibility and suitability of the applicant and its applicable affiliated entities and individuals (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

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

Employees.

As of the date of this filing, we have 3 full-time employees, including senior management. We also outsource functions to outside consultants and will continue to do so until properly funded.

Item 1A. Risk Factors

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified, or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Given our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained herein, in evaluating our business and us.

Risks Related to Our Company

OUR CASH REQUIREMENTS ARE SIGNIFICANT. THE FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OUR OPERATIONS. Our business plan of developing, introducing and marketing our gaming platform will require a significant cash infusion. As stated elsewhere herein, we estimate the costs to complete our business plan at approximately $5,500,000. In addition, our ongoing annual expenses are approximately $5 to $6 million, excluding marketing. Therefore, we likely will need significant additional capital until we achieve positive cash flow. As of December 31, 2025, the Company reported net losses of $6,407,709. In addition, as of December 31, 2025, the Company had a working capital deficit of approximately $5,900,109 (of which $3,155,218 is due to related parties) with cash on hand of approximately $55,938 Our auditor’s report for the December 31, 2025, year-end period includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Currently, we do not have sufficient financial resources to fund our business plan. Therefore, we need additional financing to continue these operations, and as mentioned, we may need significant additional capital to achieve positive cash flow.

We believe that our existing capital resources are inadequate to enable it to execute its business plan. As of the date of this filing, we have closed our private placement at $0.25, and we raised a total of $3,023,397. We expect to continue to raise funds through the private placement of our capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We estimate we will require additional cash resources during fiscal 2025 and beyond based on our current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing when required, we may have to modify, delay, or abandon some or all of our business plans.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional, perhaps significant, capital in the future. These capital expenditures are intended to be funded from third-party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of the date of this filing, the Company is indebted to certain affiliates in the amount of approximately $3,155,218. This debt is due on demand, and the Company cannot repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

WE HAVE INCURRED NET LOSS IN THE PAST AND WE MAY CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE. As stated above, we incurred a net loss of approximately $6,407,709 for the annual year ended December 31, 2025. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. Our ability to achieve and maintain profitability will depend in large part on our ability to, among other things, continue to develop our gaming and sports betting platform in a cost-effective manner, sequentially increase the number of users during a short period of time, and optimize our cost structure. We may not be able to achieve any of the above. We intend to continue to invest heavily in our fulfillment infrastructure and technology platform in the foreseeable future to support an even more carefully curated selection of products and offer additional value-added services. As a result of the foregoing, we believe that we may incur net losses in the future.

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

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules, and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $300,000 to $500,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply to trade our securities on a national stock exchange, which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance, and public company reporting; however, there can be no assurance that we will have sufficient cash resources to satisfy our public company reporting and compliance obligations. If we cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines, and penalties, our stock could be barred from trading in public capital markets, and we may have to cease doing business

INABILITY TO MAINTAIN OPERATIONAL INFRASTRUCTURE AND SYSTEMS. We understand that there are several challenges related to our infrastructure that we are going to face in future. The main challenges are computing platforms, data acquisition, computer provisioning and management, data storage architectures, data analytics, and networks and communication. Some challenges that we may face in the future such as:

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

WE HAVE LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS. We commenced operations in late 2021 and have a limited operating history. However, our historical performance may not indicate our future growth or financial results. Our growth may slow down or become negative, and revenues may decline for several possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, declining growth of our overall market or industry, the emergence of alternative business models, changes in rules, regulations, government policies or general economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. You should consider our prospects in light of the risks and uncertainties that companies with a limited operating history may encounter.

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS, WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder, through his affiliates, owns approximately 41% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders may have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE RELY ON AGREEMENTS WITH ALL OF OUR SOFTWARE PROVIDERS. All of our software provider agreements for the development of our platform and apps grant us a license to use the platform and apps during the term of the respective agreement. These agreements call for a payment to the provider either a fixed monthly fee or a royalty type payment based on our revenues. In addition, the agreements can be terminated by either party with written notice after a period of time, usually a year. If for any reason, an agreement is terminated, including a monetary default, we may be unable to provide a substitute software provider in a timely manner to replace the outgoing platform or app. In addition, if we are required to enter into a new agreement with a replacement vendor, we may be required to invest a significant amount of additional capital to fully develop that application. These events could have a materially adverse impact on our business and operations.

Risks Relating to Compliance with Gaming and Other Regulations

OUR BUSINESS IS SUBJECT TO A VARIETY OF U.S. LAWS, MANY OF WHICH ARE UNSETTLED AND STILL DEVELOPING, AND WHICH COULD SUBJECT IT TO CLAIMS OR OTHERWISE HARM ITS BUSINESS. ANY CHANGE IN EXISTING REGULATIONS OR THEIR INTERPRETATION, OR THE REGULATORY CLIMATE APPLICABLE TO OUR PRODUCTS AND SERVICES, OR CHANGES IN TAX RULES AND REGULATIONS OR INTERPRETATION THEREOF RELATED TO ITS PRODUCTS AND SERVICES, COULD ADVERSELY IMPACT ITS ABILITY TO OPERATE ITS BUSINESS AS CURRENTLY CONDUCTED OR AS IT SEEKS TO OPERATE IN THE FUTURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are generally subject to laws and regulations relating to gaming and online sports betting in the jurisdictions in which we conduct our business, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax, and consumer protection. These laws and regulations vary by jurisdiction and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes, and climates, as well as personal biases, may have a material impact on our operations and financial results. Some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. The regulatory environment in any jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. For example, in 2018, the U.S. Department of Justice (“DOJ”), reversed its previously issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. The DOJ appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit, which reaffirmed the district court’s decision on January 20, 2021. If such a ruling were to be appealed to the U.S. Supreme Court, an adverse ruling or other disposition of the case by the U.S. Supreme Court could impact our ability to engage in online gaming in the future.

Future legislative and regulatory action, and court decisions, or other governmental action may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws and us as violating local laws despite our efforts to obtain all applicable licenses or approvals. There is also the risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors public entities or incumbent monopoly providers, or private individuals, could be initiated against

OUR GROWTH PROSPECTS DEPEND ON THE LEGAL STATUS OF REAL-MONEY GAMING IN VARIOUS JURISDICTIONS, AND LEGALIZATION MAY NOT OCCUR IN AS MANY STATES AS WE EXPECT OR MAY OCCUR AT A SLOWER PACE THAN WE ANTICIPATE. ADDITIONALLY, EVEN IF JURISDICTIONS LEGALIZE REAL MONEY GAMING, THIS MAY BE ACCOMPANIED BY LEGISLATIVE OR REGULATORY RESTRICTIONS AND/OR TAXES THAT MAKE IT IMPRACTICABLE OR LESS ATTRACTIVE TO OPERATE IN THOSE JURISDICTIONS OR THE PROCESS OF IMPLEMENTING REGULATIONS OR SECURING THE NECESSARY LICENSES TO OPERATE IN A PARTICULAR JURISDICTION MAY TAKE LONGER THAN WE ANTICIPATES, WHICH COULD ADVERSELY AFFECT ITS FUTURE RESULTS OF OPERATIONS AND MAKE IT MORE DIFFICULT TO MEET ITS EXPECTATIONS FOR FINANCIAL PERFORMANCE. Several states have legalized or are currently evaluating the legalization of real money gaming, and our business, financial condition, results of operations, and business prospects are significantly dependent upon the legalization status in these states. Our business plan is partially based upon the legalization of real money gaming in additional states, and the legalization may not occur as anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate online sports betting in U.S. jurisdictions where such games are legalized, our future growth in online sports betting could be materially impaired.

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

Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and, at times, may be intended to provide incumbent operators with advantages over new licenses. Therefore, some “liberalized” regulatory regimes are considerably more economically viable than others.

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

Any real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all its offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits, or approvals, and we could incur fines or experience delays related to the licensing process, which could adversely affect its operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent it from distributing its offerings, increasing its customer base and/or generating revenues. We cannot guarantee that it will be able to obtain and maintain the licenses and related approvals necessary to conduct its iGaming and online sports betting operations. Any failure to maintain or renew Our existing licenses, registrations, permits or approvals could have a material adverse effect on its business, financial condition, results of operations and business prospects.

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

Risks Related To Our Securities

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL. As stated elsewhere herein, we will need to raise substantial additional capital to fund our ongoing operations. We have limited cash on hand and working capital. To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. Our capital expenditures are intended to be funded from third-party sources and affiliates if available, including the incurrence of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of December 31, 2025, the Company is indebted to certain affiliates in the amount of $3,155,218. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt will likewise be dilutive to the interests of current equity holders, and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition, and operating results of the Company.

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

OUR MAJORITY SHAREHOLDER, WHO ALSO IS OUR DIRECTOR, MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. One of our directors is deemed to beneficially own approximately 41% of our outstanding common stock. The interests of our director may not be, at all times, the same as that of our other shareholders of our other shareholders, but he will have the ability to exert complete control over the affairs of the Company. Also, he will be able to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring, or preventing a change of control of, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of the date of this filing, we had 219,784,477 shares of our common stock issued and outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted, and such equity securities may have rights, preferences, or privileges, or senior or more advantageous to our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cyber Security.

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks focuses on preserving the confidentiality, integrity, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyber threats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of threats. Our Chief Executive Officer is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Item 2. Properties.

We do not currently own any property. Our executive office is a virtual office located at 100 Spectrum Center Dr. Suite 900, Irvine, CA 92618. Annual rent on our main U.S office was $902. Our satellite office in Australia has been closed. As of December 31, 2025, due to corporate restructuring needs, we will no longer be utilizing the Lonsdale office and will move financial and operations to the USA.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company. No such proceedings are known to the Company to be threatened or contemplated against it.

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

Quarterly Period	High	Low

Fiscal year ended December 31, 2024:
First Quarter	$5.00	$3.03
Second Quarter	$6.00	4.30
Third Quarter	$5.90	0.11
Fourth Quarter	$5.64	0.11

Fiscal year ended December 31, 2025:
First Quarter	$7.80	$5.64
Second Quarter	$9.00	6.45
Third Quarter	$7.80	1.00
Fourth Quarter	$1.20	0.15

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 500,000,000 shares of Common Stock. As of December 31, 2025, there were 608 holders of record of the Common Stock.

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

On December 20, 2024, the Board of Directors formally approved the 2024 Stock Plan and increased the number of shares of common stock under the Plan to 20,000,000. In addition, it approved the grant of an additional 5,000,000 stock options for a total of 15,275,000 stock options under Plan.

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. On that same date, the board approved stock option grants totaling 15,275,000 shares of common stock with an exercise price of $0.25 per share to various officers, directors and consultants. The effective date of the stock option grants to the grantees was January 15, 2025.

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its subsidiary. It also approved the stock option grant of a total of 12,000,000 additional shares of common stock under the 2025 Stock Plan, to certain Australian employees. The options have an exercise price of $0.25 per share. As of December 31, 2025, stock option grants totaling 2,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Additional information regarding the Securities Authorized for Issuance under Equity Compensation plans can be found under Item 8 Note 10 of the financials of this Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated, audited financial statements of the Company for the annual periods ended December 31, 2025, and December 31, 2024, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

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

Apple iSports is at the forefront of the convergence between technology, gaming, media, and entertainment, particularly as the boundaries between sports, wagering, and entertainment continue to blur. Through our strategic business acquisitions and partnerships, we aim to address the critical infrastructure and connectivity gaps in today’s rapidly evolving digital landscape. As demand for high-speed access to content via broadband, cellular, and satellite networks continues to surge, our mission is to enhance and expand the underlying systems that power next-generation media consumption. This investment in infrastructure not only ensures seamless streaming and interactive experiences for fans but also empowers athletes and content creators with the tools and platforms to reach broader audiences and unlock new monetization opportunities, such as iGaming opportunities and other forms of engagement.

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

•

Since the inception of AiS through December 31, 2025, we (i) established a core team with the industry skills and experience to manage the Company and (ii) received approximately $3,023,397 in private placement funding and received loans from related parties of more than $3,155,218.

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

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities, as well as the historical operations, reflected in the financial statements before the stock exchange, and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•

In May 2023, we began brand awareness activities by advertising around Australia on SEN Radio, the largest sports radio network in Australia. As of December 2025, the contract was suspended until the Company moves closer to going live.

•	In April 2025, we entered into a strategic and financial agreement with Pacifico Financial Group to accelerate various capital raising activities.
•

In May 2025, we entered into a letter of intent to purchase AmeriCrew Inc, a leading telecommunications infrastructure provider. On or about July 13, 2025, the proposed transaction with AmeriCrew was terminated.

•

In July 2025, we entered into a binding agreement to purchase LBC Enterprise Pty. Ltd. (“Lucky Bet”), a gaming platform provider. As of the date of this filing, the transaction has not been completed. As of December 31, 2025 the company has decided not to proceed with the acquisition of Lucky Bet following further due diligence. Further the company recorded a loss of the nonrefundable deposit as a result.

•

In August 2025, we entered into an Equity Backstop agreement with LDA Capital Group allowing draw-down of up to $25 million, with an ability to extend the draw-down up to $50 million based on completion of a Registration Statement and trade volume metrics.

•

Effective March 1, 2026, the Company entered into a Joint Venture and License Agreement (“Agreement”) with AIC Enterprises, LLC, a limited liability company domiciled in Belize (“AiC”), to create a joint venture utilizing an existing online, crypto gaming platform of AiC, called appleicasino.com (“Platform”).  The Platform recently commenced operations in a limited number of countries, and as such, the Company cannot predict the success of the Platform. Mr. Marino Sussich, our director and an affiliate of our largest shareholder, owns 45% of the equity of AIC.

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92618, and our phone number is (949) 247-4210. In addition, as mentioned, we have two websites (which do not form a part of these filings): appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

 Apple iSports Corporate Structure as of December 31, 2025

AiS Australia was closed in December 2025, with operations and financial controls moving to the USA.

Results of Operations (Audited) for the Fiscal Year Ended December 31, 2025 Compared to the Fiscal Year Ended December 31, 2024.

Results of Operations

Revenues

During the fiscal years ended December 31, 2025 and 2024, the Company had no revenues.

Operating Expenses

During the same periods, the Company had total operating expenses of $6,592,032 and $3,419,426, respectively. During the year ended December 31, 2025, operating expenses consisted of corporate expenses of $285,206, consulting and professional fees of $5,774,130, and selling, general, and administrative expenses of $532,696. During the year ended December 31, 2024, operating expenses consisted of corporate expenses of $458,366, consulting and professional fees of $2,237,043, and selling, general and administrative expenses of $724,017. The 91% increase in operating expenses for the current year over the prior year is attributed to an increase of $4,335,480 from the stock options which were granted during the year, $2,566,695 related to the US plan and $1,768,785 related to the Australian Plan. See Note 10 of the audited financial statements included herein for additional detail on the stock incentive plan. In addition to the increase related to stock options, there was an increase of $238,600 related to the write off of deposits. The Company wrote off $199,900 related to the Deposit for potential Americrew deal and $38,700 (60,000 AUD) for the Booki deal. This was offset by a decrease in marketing-related expenses during the years ended December 31, 2025, until the Company and its platform move closer to the “Go Live” date.

Other Income (Expenses)

During the years ended December 31, 2025 and 2024, we had $47,405 and $92,194, respectively, in interest expense attributable to related party debt. The decrease in interest expense, net for the current year over the prior year, was due to the conversion of the related party Cres loan on January 9, 2025, which resulted in a reduction of interest expense for year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, we had $0 and $659,663 related to debt forgiveness. This was related to the Company rescinding a third-party intellectual property acquisition and reversal of AUD $1,000,000 of accounts payable and recognized forgiveness of debt income of AUD $1,000,000 ($659,663) during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, we had $6,407,709 and $2,821,336, respectively in losses from operations for the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2025, and 2024, the Company had a working capital deficit of $5,900,109 and $6,539,584, respectively. The decrease in the working capital deficit is primarily due to an increase in accounts payable and accrued expenses during the year ended December 31, 2025. The Company received funds from private placements (See Net Cash Provided by Financing Activities below) during the year ended December 31, 2024, which caused the slight reduction of the deficit.

The Company cannot provide assurance that it will continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Net Cash Used in Operating Activities	$(1,664,244)	$(2,356,400)
Net Cash Used in Investing Activities	(600)	(80,000)
Net Cash Provided by Financing Activities	1,678,582	2,508,689
Effect of changes in exchange rate on cash and cash equivalents	33	(30,795)
Net Change in Cash	$13,771	$41,494

Operating Activities

During the year ended December 31, 2025, the Company incurred a net loss of $6,407,709, which after adjusting for decrease goods and services tax receivable of $43,715, along with increases in accounts payable and accrued expenses of $327,492, accounts payable and accrued expenses to related parties $355,287, accrued interest income of $4,000, prepaid other assets of $55, accrued interest expense $2,997 and offset by a decrease in deposits of $78,088, accrued payroll of $279,541, accrued interest to related party of $47,048, along with foreign exchange gain of $180,128, and stock based compensation expense of $4,352,562 resulted in net cash of $(1,664,244) being used in operating activities during the period. By comparison, during the year ended December 31, 2024, the Company incurred a net loss of $2,821,336 which after adjusting for increases in goods and services tax receivable of $8,853, along with an increase in accounts payable and accrued expenses of $393,447, accounts payable and accrued expenses to related parties 458,525, accrued payroll of $304,187, accrued interest to related party of $87,629, accrued interest income of $2,998, prepaid and other assets of $4,844, and deposits of $87,629 along with foreign exchange gain of $30,621, forgiveness of debt of $659,663 resulted in net cash of $(2,356,400). The year-over-year change in operating activities was driven by a decrease in accrued consulting expenses resulting from Jeremy Samuel's departure. Additionally, there was an increase in liabilities related to common stock that were subscribed but not issued during the year. This was offset by forgiveness of debt for intellectual property from the prior year, as well as a decrease in Deposits from the prior year related to the write-off on nonrefundable deposits from the potential Americrew and Booki deals.

Investing Activities

During the year ended December 31, 2025, the Company had a receivable of $600 for proceeds owed by a vendor. By comparison, in the year ended December 31, 2024, the Company loaned $80,000 to SeaPort, Inc., an unaffiliated third party.

Financing Activities

During the year ended December 31, 2025, the Company received $1,678,582 from financing activities, consisting of $206,782 of proceeds from loan payable, $1,464,804 of proceeds from related party loans, $216,508 of payments on related party loans, $278,504 of proceeds from common stock issuances, and payment for equity issuance cost related to equity contract of $55,000. By comparison, during the year ended December 31, 2024, the Company received $2,508,689 from financing activities, consisting of $1,163,789 in loans from related parties and $1,344,900 from stock issuances. The significant year-over-year changes in finance activities is primarily are primarily due to the proceeds from the issuance of shares of common stock and, to a lesser extent, related party loans.

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

Contractual Obligations

None.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are found in Note 3 – Summary of Significant Accounting Policies and Basis of Presentation of the accompanying consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Please refer to Note 3 to the Financial Statements included elsewhere in this Report for further discussion on our accounting Policies.

Implementation of our Business Plan.

To fully implement our business plan, we will require a total of $5,500,000 in public or private funds to be allocated over next 12 months. The estimated cost breakdown is as follows:

Amount ($)	Expenditure
800,000	Apple iSports 24/7 branded app in conjunction with potential acquisitions
1,500,000	Marketing and Public Relations
1,500,000	Acquisitions
700,000	Legal and regulatory
1,000,000	Administration and compensation
5,500,000	Total

Legal and regulatory includes legal and audit fees in connection with the Company’s filings with the Securities and Exchange Commission, as well as supporting applications for ADW and sports betting licenses in various U.S. states.

Administration and compensation include administrative overhead and officers’ salaries.

If we are unable to raise the entirety of the required funds, $5,500,000, we will have to curtail our operations. If we receive $1,000,000 in funding, we will allocate such funds as follows;

•	$550,000 for the completion and rollout of our Live Content Sports Streaming app, which will enable us to deliver the app in U.S..
•	$100,000 for professional and advisory fees,
•	$250,000 for marketing and public relations, and
•	$100,000 for salaries.
•	$1,000,000 - Total

We also expect to generate advertising revenue from the rollout of our Live Content Sports Streaming. At this time, we cannot predict the level of income from the projected revenue sources.

Thereafter, as more cash becomes available, we plan to prioritize our operations in the following order:

•	24/7 Sports rollout in the U.S..
•	Racing rollout in North Dakota and related states,
•	Marketing relating to racing,
•	Sports betting rollout in initial U.S. states, and
•	Expansion of ADW (racing) and sports betting to additional states.
•	Expect to penetrate tribal nations in the USA with the Mobile II product rollout.

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

Audited financial statements begin on the following page of this report

Apple iSports Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Apple iSports Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple iSports Group, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Transactions

Description of the Critical Audit Matter

The Company accounted for various equity transactions during the year, including the issuance of common shares, conversion and settlement of notes payable into equity, and shares issued as consideration for services and other transactions. Certain transactions also involved the Company’s Australian entity, requiring consideration of foreign currency translation effects.

We identified the accounting for equity transactions as a critical audit matter because the Company had significant issuances and conversions during the year, and auditing these transactions required increased auditor effort and judgment. In particular, significant judgment was required in evaluating:

•	the appropriateness of the accounting treatment for equity issuances, note conversions, and settlements;
•	the determination of the applicable conversion terms, including whether the contractual conversion rate was properly applied;
•	the measurement of share issuances, including the share price used to record transactions involving debt conversion or shares issued as consideration;
•	the recognition of any resulting gain or loss on conversion or settlement of notes; and
•	the impact of foreign currency translation on transactions executed through the Australian entity.

These matters required substantial audit attention because errors in the application of conversion terms, valuation of shares issued, or treatment of foreign currency effects could materially affect equity, liabilities, and gain or loss recognized in the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to equity transactions included the following:

•	We tested 100% of equity transactions recorded during the year and obtained and inspected underlying agreements and supporting documentation.
•	We tested the mathematical accuracy of management’s calculations and agreed recorded amounts to the general ledger and supporting schedules.
•	We evaluated whether management’s accounting for each transaction was appropriate under U.S. GAAP.
•

For transactions involving the Australian entity, we evaluated the foreign currency translation applied and assessed whether the resulting accounting impact was appropriately reflected in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 10, 2026

APPLE ISPORTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$55,938	$42,167
Goods and service tax receivable	6,378	48,073
Marketable security	100	100
Prepaid and other assets	11,495	11,440
Deferred financing cost, current	555,000	-
Total current assets	628,911	101,780

Deposits	11,015	87,313
Notes Receivable	80,600	80,000
Accrued interest income	6,998	2,998
Deferred financing cost, non-current	1,740,042	-
Total assets	$2,467,566	$272,091

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,027,716	$2,024,108
Accounts payable and accrued expenses – related parties	813,813	458,525
Due to related party	4,999	4,999
Loans payable	206,782	-
Loans payable - related parties	2,261,484	3,597,442
Accrued interest - related parties	79,921	154,160
Accrued payroll	131,308	402,130
Accrued interest expense	2,997	-
Total current liabilities	6,529,020	6,641,364

Total liabilities	6,529,020	6,641,364

Commitments and contingencies
	-	-
Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 219,784,477 and 208,484,811 issued and outstanding as of December 31, 2025, and 2024	21,978	20,848
Additional paid-in capital	15,745,313	6,567,575
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	(109,133)	354,207
Accumulated deficit	(19,666,658)	(13,258,949)
Total stockholders’ deficit	(4,061,454)	(6,369,273)

Total Liabilities and Stockholders’ Deficit	$2,467,566	$272,091

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AUDITED)

	Years Ended
	December 31,
	2025	2024
Net revenues	$-	$-

Operating expenses:
Corporate expense	285,206	458,366
Consulting and professional fees	5,774,130	2,237,043
Selling, general, and administrative	532,696	724,017
Total operating expenses	6,592,032	3,419,426

Loss from operations	(6,592,032)	(3,419,426)

Other (expenses) and income:
Forgiveness of debt	-	659,663
Interest expense, net	(47,405)	(92,194)
Gain on extinguishment of liability	51,600	-
Foreign exchange gain	180,128	30,621
Total other (expenses) and income	184,323	598,090

Operating loss before income taxes	(6,407,709)	(2,821,336)

Provision for income taxes	-	-
Net loss	$(6,407,709)	$(2,821,336)

Foreign currency translation adjustment	(463,340)	414,337
Comprehensive loss	$(6,871,049)	$(2,406,999)

Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted number of shares outstanding
Basic and Diluted	219,490,379	206,701,891

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(AUDITED)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

Conversion of loan to common stock	11,231,040	1,123	2,806,636				2,807,759
Issuance of subsidiary common stock	69,626	7	278,497				278,504
Stock-based compensation			4,352,563				4,352,563
Issuance of warrant			1,740,042				1,740,042
Other comprehensive income					(463,340)		(463,340)
Net loss						(6,407,709)	(6,407,709)

Balance as of December 31, 2025	219,784,477	$21,978	$15,745,313	$(52,954)	$(109,133)	$(19,666,658)	$(4,061,454)

					Accumulated
			Additional		Other
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2023	202,784,211	$20,278	$5,223,245	$(52,954)	$(60,130)	$(10,437,613)	$(5,307,174)

Issuance of common stock	5,379,600	538	1,344,362				1,344,900
Stock issuance modification of subsidiary common stock	320,000	32	(32)				-
Other comprehensive income					414,337		414,337
Net loss						(2,821,336)	(2,821,336)

Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,407,709)	$(2,821,336)
Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange gain	(180,128)	(30,621)
Forgiveness of debt	-	(659,663)
Adjustment for stock-based compensation	4,352,562	-

Change in operating assets and liabilities:
Good and services tax receivable	43,715	8,853
Accrued interest income	(4,000)	(2,998)
Accounts payable and accrued expenses	327,492	393,447
Accounts payable and accrued expenses – related parties	355,287	458,525
Accrued interest - related party	47,048	87,629
Accrued payroll	(279,541)	304,187
Accrued interest expense	2,997	-
Prepaid and other assets	(55)	(4,844)
Deposits	78,088	(89,580)
Net cash used in operating activities	(1,664,244)	(2,356,400)

Cash flows from investing activities
Convertible notes receivable	(600)	(80,000)
Net cash used in investing activities	(600)	(80,000)

Cash flows from financing activities
Proceeds from loans payable	206,782	-
Proceeds from loan payable from related party	1,464,804	1,163,789
Payments to loan payable from related parties	(216,508)	-
Proceeds from issuance of common stock	278,504	1,344,900
Payment for equity issuance costs	(55,000)	-
Net cash provided by financing activities	1,678,582	2,508,689

Effect of changes in exchange rates on cash and cash equivalents	33	(30,795)

Net increase (decrease) in cash and cash equivalents	13,771	41,494

Cash and cash equivalents, beginning of year	42,167	673

Cash and cash equivalents, end of year	$55,938	$42,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-Cash Financing activities:
Noncash increase in Forgiveness of debt	$-	$(659,663)
Non Cash decrease in related party loans payable due to conversion to common stock	$(2,682,970)	$-
Non Cash decrease in accrued interest related party due to conversion to common stock	$(124,790)	$-
Non Cash increase in common stock due to conversion of related party loan	$1,123	$-
Non Cash increase in Additional Paid in capital due to conversion of related party loan	$2,806,637	$-
Non Cash increase in Additional Paid in capital due to issuance of warrants	$1,740,042	$-

The accompanying notes are an integral part of these consolidated financial statements

APPLE ISPORTS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY HISTORY AND NATURE OF BUSINESS

Apple iSports Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1975 as Vita Plus Industries, Inc. In March 1999, the Company sold its remaining inventory and changed its name to Prevention Insurance.com and effective August 31, 2023, changed its name to Apple iSports Group, Inc. Effective March 23, 2023, the Company closed a share exchange pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), with Apple iSports, Inc. (“AiS”), a Delaware corporation and the stockholders of AiS. Pursuant to the Stock Exchange Agreement, the Company issued to the AiS stockholders 195,062,000 shares of its common stock, par value $0.0001 per share, in exchange for all of the issued and outstanding capital stock (195,062,000 shares of common stock) of AiS. AiS became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company elected to change its fiscal year-end from April 30 to December 31. For financial reporting purposes, the transaction is considered a combination of businesses under common control, as the Company and AiS were under common control. Thus, the Company retroactively combined the results of operations and related assets and liabilities of the Company and AiS for all periods presented.

AiS, formed on May 29, 2019, in the State of Delaware, has been engaged in the development of an online sports portal that will include racing and sports betting, fantasy sports, and sports content. On November 9, 2021, AiS incorporated Apple iSports Pty Ltd (“AIS Australia”) as a wholly owned subsidiary of AiS.

Paramount Capital Inc. was formed on September 19, 2019, in the State of Wyoming. It is a wholly-owned subsidiary of the Company, and since its inception, it has had limited operating activity. Effective September 19, 2024, the Company changed Paramount Capital Inc.’s name to AiSportsTek, Inc.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2025, the Company reported a net loss of $6,407,709, negative working capital of $5,900,109, and an accumulated deficit of $19,666,658. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of debt and/or equity to fund the continued development of its multi-faceted sports betting platform and ultimately achieve profitable operations. The Company’s plan is to obtain such resources by relying upon continued advances from significant stockholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiaries, AiS, AIS Australia, and AiS TEK, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional financing needed to execute its business plan.

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

Intellectual property rights

The Company depends in part upon proprietary technology and is actively looking to increase and enhance its proprietary technology through the acquisition of third-party intellectual property. As such, in 2022, the Company entered into an agreement to transfer AUD $1,000,000 (U.S. $664,011) in the Company’s shares to a third-party in exchange for certain intellectual property. During the first quarter of 2023, the Company took possession of the intellectual property and commenced a trial period to review the intellectual property; however, the Company determined that the intellectual property was not viable for its operations and returned the intellectual property to the third-party. Since the Company took possession of the intellectual property, it recognized the related expense during the first quarter of 2023; however, in April 2024, the Company and the third-party entered into a binding recission agreement and reversed AUD $1,000,000 of accounts payable and recognized forgiveness of debt income of AUD $1,000,000 ($659,663).

Foreign Currency Transactions and Translation

The Company’s functional currency is the United States Dollar (“US $”). The Company’s wholly owned second-tier subsidiary, AIS Australia, operates in Australian Dollars (“AUD”), which is its functional currency.

For the purpose of presenting these consolidated financial statements, the reporting currency is U.S. $. AIS Australia’s assets and liabilities are expressed in U.S. $ at the exchange rate on the balance sheet date, stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ deficit section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as part of operating expenses in the consolidated statements of comprehensive loss.

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2025	0.6695	0.6450
December 31, 2024	0.6219	0.6597

Fair Values of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments, and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. As of December 31, 2025, the Company has not yet executed the definitive agreement. Concurrent with the term sheet, the Company paid a deposit of AUD $60,000 (U.S. $37,313), which was written off as a nonrefundable deposit under selling, general, and administrative expense on the income statement as of December 31, 2025, as the company will no longer be moving forward with the deal.

In November 2024, the Company entered into a Letter of Intent for the purchase of AmeriCrew, a provider of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. As of December 31, 2025, the Company has not yet executed a definitive agreement. Concurrently with the Letter of Intent, the Company paid a deposit of $199,999, which was written off as a nonrefundable deposit under selling, general, and administrative expense on the income statement as of December 31, 2025 as the company will no longer be moving forward with the deal.

In July 2025, the Company entered into a binding agreement to purchase LBC Enterprise Pty Ltd (“Lucky Bet”), a gaming platform provider. As a part of the agreement management made a deposit of AUD $16,542 (U.S. $10,980) towards legal fees, which is included in deposits on the consolidated balance sheet as of December 31, 2025. The company has decided not to proceed with the acquisition of Lucky Bet following further due diligence.

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (EPS), resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when its effect is anti-dilutive. The Company considers the 17,967,492 shares of common stock related to the Company’s stock options and warrants, as well as notes payable outstanding, to be potentially dilutive securities that can be convertible into shares of Common Stock. As such they are excluded from the calculation of diluted net income (Loss) per share because their inclusion would have been antidilutive.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Upon further analysis, this updated did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., where the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport, Inc.’s common stock as of the conversion date. As of December 31, 2025, the Company had loaned $80,000 to SeaPort, Inc., with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the year ended December 31, 2025, the Company recorded $2,998 in interest income related to the loan. As of December 31, 2025, the Company has accrued $6,998 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	December 31, 2025	December 31, 2024
Cres Discretionary Trust No. 2	(a)	$1,695,105	$3,064,914
Apple iSports Investment Group Pty	(b)	174,379	161,975
ABA Investment Group Pty Ltd	(c)	301,480	280,033
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$2,261,484	$3,597,442

Cres Discretionary Trust No. 2	(a)	34,648	125,222
Apple iSports Investment Group Pty	(b)	18,501	12,379
ABA Investment Group Pty Ltd	(c)	26,772	16,559
Total accrued interest		$79,921	$154,160

Due to Stockholder	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

		Year Ended
		December 31,
		2025	2024
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	$34,805	$74,583
Apple iSports Investment Group Pty	(b)	4,985	4,526
ABA Investment Group Pty Ltd	(c)	8,618	8,887
Total related party interest expenses		$48,408	$87,996

a) On May 30, 2019, the Company entered into a loan agreement with Cres Discretionary Trust No.2 (the “Lender”). The Company’s director is the sole officer and controlling stockholder of the Lender. The Lender also is the Company’s majority shareholder. The loan is unsecured, has an annualized interest rate of 3%, and is payable on demand by the Lender.

b) On April 8, 2022, the Company’s second-tier subsidiary, AIS Australia entered into a loan agreement with Apple iSports Investment Group Pty Ltd (the “Subsidiary Lender”). The Subsidiary Lender is 100% owned by the Company’s director. The loan is unsecured, has a 3% annual interest rate, and is payable on demand by the Subsidiary Lender.

c) On April 8, 2022, the Company’s second-tier subsidiary, AIS Australia, entered into a loan agreement with ABA Investment Group Ltd (the “Subsidiary Lender 2”). The Subsidiary Lender 2 is 100% owned by the director of the Company. The loan is unsecured, has an annualized interest rate of 3%, and is payable on demand by the Subsidiary Lender 2.

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

NOTE 6. LOAN PAYABLE

On November 1, 2025, the Company entered into a Loan Agreement with PhilBook Pty Ltd(PhilBook Pty). PhillBook Pty agreed to loan the Company (AUD $350,000). The loan is unsecured and has an 18% interest rate, payable upon demand. As of December 31, 2025, the Company drew $206,782 (AUD $309,836) on the loan, with a remaining $26,805 (AUD $40,164) amount that can be borrowed under the loan. During the year ended December 31, 2025, the Company recorded $2,997 in interest expense related to the loan. As of December 31, 2025, the Company has accrued $2,997 of interest expense related to the loan.

NOTE 7. INCOME TAXES

The Company utilized the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the years ended December 31, 2025, and 2024. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a wholly owned subsidiary of the Company, was incorporated in Australia in November 2021 and may be subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the years ended December 31, 2025, and 2024. The applicable statutory tax rate is 25%.

The Company’s income tax returns are subject to the various tax authorities’ examinations. The federal, state, and local authorities of the U.S. may examine the Company’s tax returns filed in the U.S. for three years from the date of filing. The Company’s U.S. income tax returns since 2019 are currently subject to examination.

The Australian Taxation Office may examine the Company’s income tax returns filed in Australia for 4 years from the date of filing. The Company’s Australian subsidiary’s tax year end is currently June 30. The Company is planning on filing its tax return by the deadline on May 15, 2026.

Significant components of the Company’s net deferred income tax assets as of December 31, 2025, and 2024 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Australian tax purposes are available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carry forwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

As of December 31, 2025 and 2024, the Company had total net operating loss carryforwards of approximately $5,055,729 and $3,270,140, respectively, which consist of U.S. Federal and State (Delaware) net operating loss carryforwards of $2,274,203 and $1,111,279, Australian net operating losses of $2,781,526 and $2,156,491.

The income tax (benefit) provision consists of the following:

	December 31, 2025	December 31, 2024
Current	$-	$-
Deferred
United States – Federal & State	(1,160,548)	(434,995)
Australia	(625,035)	(339,177)
Change in valuation allowance	1,785,583	774,172
Income tax expense (benefit)	$-	$-

The reconciliation of the statutory federal, state, and foreign rate to the Company’s effective income tax rate is as follows:

	December 31, 2025	December 31, 2024
U.S. federal income tax benefit
Federal statutory rate	25%	25%
State tax, net of federal tax effect	6.9%	6.9%
Foreign tax, net of federal tax effect	19.8%	19.8%
Change valuation allowance	(51.7)%	(51.7)%
Net	0.0%	0.0%

The primary components of the Company’s December 31, 2025 and 2024 deferred tax assets and related valuation allowances are as follows:

	December 31, 2025	December 31, 2024
Net operating loss – United States	$1,054,457	$450,090
Net operating loss - Australia	1,164,158	793,506
Valuation allowance	(2,218,615)	(1,243,596)
Deferred tax assets	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income (loss). As of January 1, 2024, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

NOTE 8. STOCKHOLDERS’ DEFICIT

On May 5, 2022, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which;

(a). Increased the authorized shares of common stock of the Company, par value $0.0001, from 200,000,000 shares to 500,000,000 shares, and

(b). Increased the authorized shares of preferred stock of the Company, par value 0.0001, from 10,000,000 shares to 50,000,000 shares and all such shares be deemed “blank check” preferred shares in accordance with Article Seventeen of the Company’s Amended and Restated Articles of Incorporation.

Preferred Stock

As of December 31, 2025, and December 31, 2024, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding as of and during the years ended December 31, 2025 and 2024, respectively.

Common Stock

As of December 31, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. As of December 31, 2025 and December 31, 2024, the Company had 219,784,477 and 208,484,811 shares issued and outstanding, respectively.

On August 4, 2025, the Company entered into a common stock purchase agreement with an investor (the “Common Stock Purchase Agreement”). Pursuant to the Common Stock Purchase Agreement, the Company is able issue and sell to the investor, and the investor shall purchase up to a maximum of $25,000,000 of the Company’s common stock, $0.0001 par value per share, subject to certain conditions therein. In addition, the Company delivered warrants to the investor to purchase up to 7,692,492 shares of common stock at an initial exercise price of $7.76 per share. The exercise price shall be adjusted on the six- and eighteen-month anniversary to the lower of the initial exercise price or a price equal to 110% of the average of the volume-weighted average price of the Company’s common stock over five trading days preceding each such date. The warrant’s expiration date is the third anniversary from the Effective Date.

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

Pursuant to the Common Stock Purchase Agreement, the investor is entitled to a commission equal to 2% of the gross proceeds. The Company was not obligated to pay the commission during the year ended December 31, 2025 and recorded it as a deferred financing cost or issuance cost related to equity contract. As of December 31, 2025, there have been no share issuances of the Company’s common stock in connection with the Common Stock Purchase Agreement.

Regarding the warrants, the Company performed an analysis of the related provisions and concluded that the warrants met the guidance for being classified as an equity instrument. As the Company has not received any proceeds from share issuances under the Common Stock Purchase Agreement, the Company recognized the relative fair value of the warrant of $1,740,042 as a deferred financing cost or issuance cost related to equity contract upon issuance. The relative fair value of the warrant was determined using the Black-Scholes valuation model. As of December 31, 2025, there have been no warrants exercised or cancelled.

As of the date of this filing, no transactions occurred with respect to the Common Stock Purchase Agreement. On February 13, 2026, the Company received written notice from the Purchaser to pay the sum of $250,000 which is purportedly due under the terms of the Facility. The notice also stated that a second $250,000 payment is due on the first anniversary of the Facility (August 5, 2026).The Company has not utilized the Facility and is currently assessing its legal position with respect to the demand and the overall Facility.

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

On January 9, 2025 (“Effective Date”), the Company and Cres Pty Ltd at Cres Discretionary Trust No 2 (“Cres”) entered into a loan conversion agreement by which the Company converted and discharged certain outstanding loans to the Company in exchange for certain shares of the Company’s common stock. The loan converted by Cres was $2,907,760, resulting in the issuance of 11,231,040 shares of common stock to Cres. Of the total $2,807,759, converted, $124,790 represents accrued interest on the Loan through the Effective Date, with the remaining amount $2,682,970 representing the principal amount of the Loan as of the Effective Date.

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

Treasury Stock

The Company’s treasury stock consisted of one share of common stock, acquired at a cost of $52,954.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company or its subsidiaries may be named a party to claims and/or legal proceedings. As of December 31, 2025, we had a contingent liability totaling $75,000, respectively, in accrued payroll on the consolidated balance sheets related to litigation matters, including those described below. We recorded an estimated charge of $75,000 as of December 31, 2025 for litigation matters, in connection with the termination of Lee Seltzer. Mr. Seltzer made a demand on the Company for the sum of approximately $75,000, which he asserts is due under his employment agreement with the Australian subsidiary.

As of December 31, 2025, the Company leased short term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from presentation on the balance sheet.

NOTE 10. STOCK PLAN

Australian Plan

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its second-tier subsidiary. It also approved the stock option grant of a total of 12,000,000 shares under the 2025 Stock Plan, to certain Australian employees. The options have an exercise price of $0.25 per share. Under the stated plan, these options terminate immediately after the grantee’s cessation of employment or engagement with the Company.

As of December 31, 2025 a total number of 60,000,000 shares were authorized under the plan and 52,000,000 shares were available for issuance. As of December 31, 2025, stock option grants totaling 2,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $1,768,785 for the year ended December 31, 2025. As the remaining awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of December 31, 2025.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price		Intrinsic Value
Outstanding, December 31, 2024	-	$
Issued	12,000,000		0.25
Forfeited	(10,000,000)		0.25
Outstanding, December 31, 2025	2,000,000		$0.25	$760,000

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

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. As of December 31, 2025 the Company authorized 20,000,000 shares under the plan and 13,725,000 shares available for issuance. As of December 31, 2025, stock option grants totaling 8,725,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $2,566,695 for the year ended December 31, 2025. As the awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of December 31, 2025.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2025
	Options	Weighted Average Exercise Price		Intrinsic Value
Outstanding, December 31, 2024	-	$
Issued	10,275,000		0.25
Forfeited	(2,000,000)		0.25
Outstanding, December 31, 2025	8,275,000		$0.25	$3,144,500

NOTE 11. SEGMENT REPORTING

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

NOTE 12. SUBSEQUENT EVENTS

We evaluated subsequent events after December 31, 2025 through the date of the issuance of these financial statements. Based on this evaluation, we identified the following subsequent events, from December 31, 2025 through the date the financial statements were issued.

On February 10, 2026, Lucky Bet informed the Company that it had terminated the referenced agreement due to the inability of the parties to reach an agreement on certain key terms of the agreement as well as certain other allegations regarding the agreement. As a result the Company wrote off the deposit made in Lucky Bet.

On February 28, 2026, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with AiC Enterprise LLC to supply gaming products platform and technical services to business enterprise and consumer clients. This JV will be 50% owned by the Company and 50% owned by AiC Enterprise LLC. AiC Enterprise LLC provides a robust global online crypto-enabled gaming platform, which is fully functioning and operational, a fully capable technological function suitable for deployment on a business enterprise basis, and an agentic AI driven marketing system.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting identified a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

•

Due to the absence of a sufficient system of overall internal controls over financial reporting, we were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

•

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight into the establishment and monitoring of required internal control and procedures.

•

Due to legacy issues with the Australian bank account, the (CODM) has required that the account be closed or its bank account number be changed to avoid repeated charges on that account from vendors. In addition, as part of the company’s financial control procedures, Mr. Marino Sussich will be the sole signatory on the account, with Cathy Verlench having transaction visibility.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2025, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

NAME	AGE	POSITION
Joe Martinez	73	Chief Executive Officer, Chief Financial Officer, and Chairman
Marino Sussich	65	Director
Lyndon Hsu	60	Director

Joe Martinez.

Mr. Martinez serves as Chairman and Chief Executive Officer of the Company. With a distinguished career spanning technology, investment banking, entrepreneurship, and venture capital, he brings deep operational expertise and strategic insight to his leadership role.

He began his professional career in the technology sector, gaining extensive experience at Fortune 500 companies such as Xerox and IBM, as well as numerous Silicon Valley firms. He later transitioned into investment banking at Citigroup, where he leveraged his strong technological background to advise clients on complex transactions. Driven by entrepreneurial ambition, Mr. Martinez founded his own firm, which was subsequently acquired by a division of E*TRADE.

He then served as CEO of a boutique investment bank in Palo Alto specializing in technology transactions and as a venture partner at a Palo Alto-based venture capital firm. In recent years, he founded Core Venture Partners, a firm that provides management consulting and financial advisory services to early-stage, middle-market, public, and private companies. He is also the co-founder and Chairman of Kiva Capital Group, LLC, which delivers tailored financial and operational services to Native American tribes across the United States and Canada.

A decorated and disabled Vietnam War veteran, Mr. Martinez served as an infantry platoon leader. He holds graduate degrees from the University of Denver and Adams State University and completed the U.S. Army Infantry School’s (NCOC) program at Fort Benning, Georgia.

Marino Sussich.

Mr. Sussich is the founder of AiS and has served as a director of the Company since its inception. A serial entrepreneur with broad experience across multiple industries, Mr. Sussich has advised and built numerous companies throughout his career. He provides strategic consulting services to various businesses and owns a gold-mining asset in Australia. As a serial entrepreneur, he brings the discipline of his pilot’s license to business, where he has developed strong relationships with major investors in Hong Kong, Singapore, and Europe.

Since our Company’s inception, he has been instrumental to its growth and development, playing a pivotal role in capitalization efforts and serving as its principal funding source. Along with his financial background, his strategic vision for the company has been remarkable. To streamline the company, Mr. Sussich has taken on an operational role as President in addition to his director role and is the company’s leading funding source.

Lyndon Hsu.

Mr. Hsu has served as a Director of the Company since December 2024. Mr. Hsu is a former global banker and financial executive, as well as an entrepreneur and investor with substantial experience in the gaming industry. Since July 2022, Mr. Hsu has been involved with several gaming-related companies based in Australia. In 2022, he served as Founding Chairman and a member of the Board of Directors of BetCloud Pty Ltd, a Melbourne-based wagering and data science company. Earlier in his career, Mr. Hsu held investment banking positions at Credit Suisse and HSBC. Mr. Hsu holds a Bachelor of Economics (Honours) from La Trobe University and a Master of Commerce (Finance) from the University of Melbourne.

We will add two outside board members to the company when funding is complete and add staff to the U.S. operation as needed.

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

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only three individuals serving as our officer and director.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee and compensation committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to searching for a qualified individual to hire.

Rule 10b5-1 Plans

There are no 10b5-1 plans with respect to the Company’s employees, officers or directors and as a result the Company is not required to provide any disclosure regarding a 10b5-1 plan under Items 408(b) or 402(x) under Regulation S-K.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the fiscal years ended December 31, 2025, and December 31, 2024. No other executive officer received a total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Marino Sussich	2025	-	-	-	-	-	-
Former Chairman and Current Director	2024	-	-	-	-	-	-
Lyndon Hsu	2025	-	-	-	-	-	-
Director	2024	-	-	-	-		-
Jeremy Samuel (1)	2025	-	-	-	-	-	-
Former Chief Executive Officer, Current President, and Director	2024	240,000	-	-	-	-	240,000
Rishi Kher	2025	-	-	-	-	-	-
Former Chief Financial Officer (3)	2024	34,422	-	-	-	-	34,422
Joe Martinez	2025	400,000	-	-	5,000,000	-	5,400,000
Chief Executive Officer, Acting Chief Financial Officer and Chairman (5)	2024	280,000	-	-	-	-	280,000
Lee Saltzer	2025	147,102	-	-	-	-	147,102
Chief Operating Officer (6)	2024	147,102	-	-	-	-	147,102

Employment Agreements.

Except as noted below, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person, and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

(1) On November 1, 2021, Mr. Jeremy Samuel and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Samuel as President of Apple iSports Inc. for a period of three years. His annual salary is $240,000. On December 12, 2025 Mr. Samuel resigned from all capacities with the Company and waived all rights to any additional compensation.

(2). On November 30, 2021, Mr. Rishi Kher and Apple iSports Australia Pty Ltd entered into a Letter of Engagement for the appointment of Mr. Kher as the Chief Financial Officer of Apple iSports Australia Pty Ltd. Beginning 1/1/2023, Mr. Kher's contract was renegotiated to reflect an annual 2023 salary of AUD $106,000 (USD $70,385). On May 16, 2024, Rishi resigned as the Company's Chief Financial Officer. His total salary in 2024 was $34,433.

(3). On August 15, 2022, Mr. Joe Martinez and Apple iSports, Inc. entered into a Letter of Engagement for the appointment of Mr. Martinez as CEO and Chairman of Apple iSports, Inc. In October 2024, his annual salary increased to $400,000.

(4). On February 1, 2023, Mr. Lee Saltzer was appointed Chief Operating Officer of Apple iSports Australia Pty Ltd. His annual salary for 2025 and 2024 was $223,500(USD $144,158) and AUD $222,996 (USD $147,102).  The increase in 2025 was due to an increase in Superannuation during the year. On December, 31, 2025, the Company terminated Mr. Saltzer in all capacities.

Grants of Plan-Based Awards

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

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. As of December 31, 2025, stock option grants totaling 13,725,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its second-tier subsidiary. It also approved the stock option grant of a total of 12,000,000 shares under the 2025 Stock Plan, to certain Australian employees. The options have an exercise price of $0.25 per share. As of December 31, 2025, stock option grants totaling 2,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

See Footnote 10 for further discussion.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2025. No equity awards were made during the fiscal year ended December 31, 2025.

Option Exercises and Stock Vested

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

On March 12, 2025, the Board approved an amendment of the Company’s 2024 Stock Incentive Plan to increase the shares issued under the plan from 15,000,000 to 20,000,000 shares of common stock. As of December 31, 2025, stock option grants totaling 13,725,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

On July 25, 2025, the Board of Directors adopted and approved the creation of a Stock Option Plan for Australian employees of the Company and its second-tier subsidiary. It also approved the stock option grant of a total of 12,000,000 shares under the 2025 Stock Plan, to certain Australian employees. The options have an exercise price of $0.25 per share. As of December 31, 2025, stock option grants totaling 2,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

See Footnote 10 for further discussion.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2025.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2025.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control. With the exception of Mr. Martinez, who has a ninety day salary severance according to the employment agreement.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2025.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2025, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

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

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 219,784,477  shares of common stock outstanding as of the date of this filing. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights, or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Joe Martinez - Chief Executive Officer and Chairman, Chief Financial Officer	-	-
Marino Sussich (1)	89,470,168	40.71%
All officers and directors as a group (2 individuals)	89,470,168	40.71%

Greater than 5% Shareholders
Cres Pty Ltd atf Cres Discretionary Trust No. 2 (1)	89,470,168	40.71%

(1) The share amount represents 89,470,168 shares of common stock held by Cres Pty Ltd atf Cres Discretionary Trust No. 2, an Australian trust, 6,563,809 shares of common stock held by Copper Hill Assets Inc. Mr. Sussich is the controlling party of each of the two named entities. His address is the address of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of the year ended December 31, 2025, the Company owed a total of $2,261,484 to related party companies: $1,695,105 to Cres Discretionary Trust No. 2; $34,538 to Apple iSports (Cres Discretionary Trust No. 2 as well related to accrued interest); $301,480 to ABA Investment Group Pty Ltd; $68,970 to Utti Oco Pty Ltd; and $21,550 to Mt. Wills. Please refer to Note 5 of our audited financial statements contained in the Form 10-K for further information.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years (ended December 31, 2025 and 2023) for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2025	$72,800	Fruci & Associates II, PLLC
2024	$60,000	Fruci & Associates II, PLLC
2024	$23,413	Stephano Slack LLC
2024	$79,210	Morison Cogen LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2025	$0
2024	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2025	$0
2024	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2025	$0
2024	$0

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
(9)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 15, 2025 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 12, 2025 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 19, 2025 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 6, 2025 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 15, 2025 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 1, 2025 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 4, 2025 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 6, 2025 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 7, 2025 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 6, 2025 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 11, 2025 and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE iSPORTS GROUP, INC.

/s/ Joe Martinez	Date: April 10, 2026
Joe Martinez
Chief Executive Officer

/s/ Joe Martinez	Date: April 10, 2026
Joe Martinez
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe Martinez	Date: April 10, 2026
Joe Martinez
Chairman

/s/ Marino Sussich	Date: April 10, 2026
Marino Sussich
Director and President

/s/ Lyndon Hsu	Date: April 10, 2026
Lyndon Hsu
Director

