Form 10-Q
period 2026-03-31
Apple iSports Group, Inc.
filed 2026-05-21
CIK 1134982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 21, 2026, there were 219,784,477 shares of common stock, $0.0001 par value per share, outstanding.

2

Part I

Item 1. Financial Statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025 (UNAUDITED)

APPLE iSPORTS GROUP, INC.

3

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$860	$55,938
Goods and service tax receivable	133	6,378
Marketable security	-	100
Prepaid and other assets	7,490	11,495
Deferred financing cost, current	555,000	555,000
Total current assets	563,483	628,911

Deposits	-	11,015
Notes receivable	80,000	80,000
Accrued interest income	7,984	6,998
Deferred financing cost, non-current	1,740,042	1,740,042
Total assets	$2,391,509	$2,467,566

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,968,442	$3,027,716
Accounts payable and accrued expenses – related parties	954,617	813,813
Due to related party	4,999	4,999
Loans payable	206,782	206,782
Loans payable - related parties	2,430,764	2,261,484
Accrued interest - related parties	92,736	79,921
Accrued payroll	105,943	131,308
Accrued interest expense	12,494	2,997
Total current liabilities	6,776,777	6,529,020

Total liabilities	6,776,777	6,529,020

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 219,784,477 issued and outstanding as of March 31, 2026 and December 31, 2025	21,978	21,978
Additional paid-in capital	15,995,313	15,745,313
Treasury stock, 1 share, at cost	(52,954)	(52,954)
Accumulated other comprehensive income	(297,726)	(109,133
Accumulated deficit	(20,051,879)	(19,666,658)
Total stockholders’ deficit	(4,385,268)	(4,061,454)

Total Liabilities and Stockholders’ Deficit	$2,391,509	$2,467,566

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$—	$—

Operating expenses:
Corporate expense	-	131,772
Consulting and professional fees	376,638	3,033,876
Selling, general and administrative	60,481	30,981
Total operating expenses	437,119	3,196,629

Loss from operations	(437,119)	(3,196,629)

Other (expenses) and income:

Interest expense, net	(21,663)	(8,981)
Foreign exchange loss	73,661	13,878
Loss on Investment	(100)	-
Total other (expenses) and income	51,898	4,897

Operating loss before income taxes	(385,221)	(3,191,732)

Provision for income taxes	-	-
Net loss	$(385,221)	$(3,191,732)

Foreign currency translation adjustment	(188,593)	(10,731)
Comprehensive loss	$(573,814)	$(3,202,463)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted number of shares outstanding
Basic and Diluted	219,784,477	218,591,747

 See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2025	219,784,477	$21,978	$15,745,313	$(52,954)	$(109,133)	$(19,666,658)	$(4,061,454)

Stock-based compensation			250,000				250,000
Other comprehensive income					(188,593)		(188,593)
Net loss						(385,221)	(385,221)

Balance as of March 31, 2026	219,784,477	$21,978	$15,995,313	$(52,954)	$(297,726)	$(20,051,879)	$(4,385,268)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Income	Deficit	(Deficit)
Balance as of December 31, 2024	208,483,811	$20,848	$6,567,575	$(52,954)	$354,207	$(13,258,949)	$(6,369,273)

Conversion of loan to common stock	11,231,040	1,123	2,806,636				2,807,759
Issuance of common stock	69,626	7	278,497				278,504
Stock-based compensation			2,566,695				2,566,695
Other comprehensive income					(10,731)		(10,731)
Net loss						(3,191,732)	(3,191,732)

Balance as of March 31, 2025	219,784,477	$21,978	$12,219,403	$(52,954)	$343,476	$(16,450,681)	$(3,918,778)

See accompanying notes to condensed consolidated financial statements.

APPLE iSPORTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(385,221)	$(3,191,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	(73,661)	(13,878)
Adjustment for stock-based compensation	250,000	2,566,695
Adjustment for loss on investment	100

Change in operating assets and liabilities:
Good and services tax receivable	6,492	46,039
Accrued interest income	(986)	(986)
Accounts payable and accrued expenses	(118,453)	130,009
Accounts payable and accrued expenses – related parties	140,805	66,485
Accrued interest – related party	11,067	9,158
Accrued interest expense	9,496
Accrued payroll	(28,449)	(93,316)
Prepaid and other assets	4,005	4,161
Deposits	11,445
Net cash used in operating activities	(173,360)	(477,365)

Cash flows from investing activities
Notes receivable	600	(600)
Net cash provided by (used in) investing activities	600	(600)

Cash flows from financing activities
Proceeds from loan payable from related parties	117,683	358,179
Payments to loans payable from related parties	-	(48,675)
Proceeds from conversion of loan to common stock	-	278,504
Net cash provided by financing activities	117,683	588,008

Effect of changes in exchange rates on cash and cash equivalents	(1)	(6,481)

Net increase (decrease) in cash and cash equivalents	(55,078)	103,562

Cash and cash equivalents, beginning of period	55,938	42,167

Cash and cash equivalents, end of period	$860	$145,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Supplemental disclosure of non-cash financing activities:
Non Cash decrease in related party loans payable due to conversion to common stock	$-	$(2,682,970)
Non Cash decrease in accrued interest related party due to conversion to common stock	$-	$(124,790)
Non Cash increase in common stock due to conversion of related party loan	$-	$1,123
Non Cash increase in Additional Paid in capital due to conversion of related party loan	$-	$2,806,637

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

On December 31, 2025, the Board of Directors approved the closure of the Company’s Melbourne, Australia office and discontinued all efforts to develop a sportsbook platform, following the inability to build or secure a partnership with a platform that met the Company’s requirements. The Company will maintain a virtual presence in Australia to support Asia-Pacific operations, while all financial and corporate operations will be centralized in the United States.

On March 01, 2026, Apple iSports announced that it had signed a Joint Venture Agreement (JV) with Apple iCasino (AiC), a premier online gaming company. The Agreement is to maximize its opportunities to execute strategic transactions and to align with its stated business strategy. This Agreement will allow AiS to continue pursuing its ambitions and excellent relationships within the gaming and entertainment communities, in addition to participating in a revenue-sharing agreement.

In conjunction with AiC, the Agreement will facilitate and promote gaming revenue streams across business-to-business (B2B) positioning both companies as highly credible players in the delivery of global online gambling services.

The JV will shift the AiS strategy from B2C to B2B. The strategy is significant because B2B tends to provide long-term strategic value. The result is that B2B will have a higher LTV (Loan-to-Value), which provides a lower risk ratio. As noted in the 10K that was issued in March, AiC’s primary thesis is Technical Equity, the result of multi-year specialized research, development, and engineering. This asset creates a significant “Time-to-Market” advantage, representing a technical maturity that far exceeds the standard lifecycle of a new market entrant. Its proprietary B2B infrastructure is the culmination of high-velocity development, focusing on the intersection of high-stakes wagering and decentralized finance.

NOTE 2. GOING CONCERN

The Company’s condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the quarter ended March 31, 2026, the Company reported a net loss of $385,221, negative working capital of $6,213,294, and an accumulated deficit of $20,051,879. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report is dependent upon its ability to source additional debt and/or equity to fund the continued development of its multi-faceted gamming platform and ultimately achieve profitable operations. The Company plans to obtain such resources by relying upon continued advances from significant stockholders sufficient to meet its modest operating expenses and seeking third-party equity and/or debt financing. However, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2025, and notes thereto.

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

Exchange rates used for the translations are as follows:

AUD to U.S. $	Period End	Average
December 31, 2025	0.6695	0.6450
March 31, 2026	0.6855	0.6956
March 31, 2025	0.6235	0.6277

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

As of the balance sheet date, the estimated fair values of accounts payable, accrued expenses, loan payable – related parties, and due to related party approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s recently issued notes receivable approximates its carrying value due to the recency of its issuance relative to March 31, 2026, which was otherwise issued at market terms that the Company believes would be currently available for similar loan issuances. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each reporting period.

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

Deposits

In April 2024, the Company entered into a term sheet agreement for the proposed purchase of a customer database and web domain from an Australian proprietary limited company. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements (including an asset purchase agreement), the satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both companies, as well as regulatory approvals and other customary conditions. There can be no assurance that the definitive agreements will be entered into or that the proposed purchase of these certain assets will be consummated on the terms or timeframe currently contemplated or at all. Concurrent with the term sheet, the Company paid a deposit of 60,000 AUD (U.S. $37,410). The deposit, was written off as a nonrefundable deposit under selling, general, and administrative expense on the income statement as of December 31, 2025, as the Company will no longer be moving forward with the deal.

In November 2024, the Company entered into a Letter of Intent for the purchase of broadband infrastructure and private 5G LTE networks. The completion of the proposed purchase of these certain assets is subject to, among other things, the completion of due diligence, negotiation of the Purchase Price, and a definitive agreement. Concurrent with the Letter of Intent, the Company paid a deposit of $50,000. The deposit, was written off as a nonrefundable deposit under selling, general, and administrative expense on the income statement as of December 31, 2025, as the Company will no longer be moving forward with the deal.

In July 2025, the Company entered into a binding agreement to purchase LBC Enterprise Pty Ltd (“Lucky Bet”), a gaming platform provider. As a part of the agreement management made a deposit of AUD $16,542 (U.S. $10,980) towards legal fees. The deposit, was written off as a nonrefundable deposit under selling, general, and administrative expense on the income statement as of March 31, 2026, as the Company has decided not to proceed with the acquisition of Lucky Bet following further due diligence.

Investment in Joint Venture

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

The Company has an investment in an entity in which it has significant influence but not a controlling financial interest. The Company accounts for these investments in accordance with ASC 323, Investments-Equity Method and Joint Ventures ("ASC 323"). The Company was not required to pay cash for its ownership interest and contributed Licensed Marks (as defined in the JV Agreement); therefore, is no investment balance on the consolidated balance sheet as of March 31, 2026.

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

Earnings (Loss) Per Share

The Company follows ASC 260 when reporting earnings (loss) per share (EPS), resulting in the presentation of basic and diluted earnings (loss) per share. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Diluted EPS is not presented when its effect is anti-dilutive. The Company considers the 18,967,492 shares of common stock related to the Company’s stock options and warrants, as well as notes payable outstanding, to be potentially dilutive securities that can be convertible into shares of Common Stock. As such they are excluded from the calculation of diluted net income (Loss) per share because their inclusion would have been antidilutive.

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

NOTE 4. CONVERTIBLE NOTES RECEIVABLE

On March 6, 2024, the Company entered into a Convertible Promissory Note Purchase Agreement with SeaPort Inc., whereas the Company agreed to loan a maximum of $1,000,000 to SeaPort, Inc. The note is convertible into common shares of Seaport, Inc. at a conversion price equal to the pre-money investment (as defined in the agreement) divided by the aggregate number of fully diluted shares of Seaport Inc.’s common stock as of the conversion date. As of March 31, 2026, the Company had loaned $80,000 to SeaPort, Inc. with an annual interest rate of 5% per year. The loan is structured with several maturity dates of March 6, 2027, April 29, 2027, and May 28, 2027. During the three months ended March 31, 2026, the Company recorded $986 in interest income related to the loan respectively. As of March 31, 2026, the Company has accrued $7,984 of interest income related to the loan.

NOTE 5. RELATED PARTIES

Related Party Payables

Related Party	Note	March 31, 2026	December 31, 2025
Cres Discretionary Trust No. 2	(a)	$1,853,019	$1,695,105
Apple iSports Investment Group Pty	(b)	178,544	174,379
ABA Investment Group Pty Ltd	(c)	308,681	301,480
Utti Oco Pty Ltd	(d)	68,970	68,970
Mt. Wills Gold Mines Pty Ltd	(e)	21,550	21,550
Total loan payable		$2,430,764	$2,261,484

Cres Discretionary Trust No. 2	(a)	42,777	34,648
Apple iSports Investment Group Pty	(b)	20,264	18,501
ABA Investment Group Pty Ltd	(c)	29,695	26,772
Total accrued interest		$92,736	$79,921

Due to Director	(f)	4,999	4,999
Total Due to related party		$4,999	$4,999

		Three Months Ended
		March 31,
		2026	2025
Related party interest expenses:

Cres Discretionary Trust No. 2	(a)	$7,728	$6,704
Apple iSports Investment Group Pty	(b)	1,340	2,068
ABA Investment Group Pty Ltd	(c)	2,317	1,196
Total related party interest expenses		$11,386	$9,968

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

NOTE 6. LOAN PAYABLE

On November 1, 2025, the Company entered into a Loan Agreement with PhilBook Pty Ltd (PhilBook Pty). PhilBook Pty agreed to loan the Company (AUD $350,000). The loan is unsecured and has an 18% interest rate, payable upon demand. As of December 31, 2025, the Company drew $206,782 (AUD $309,836) on the loan, with a remaining $26,805 (AUD $40,164) amount that can be borrowed under the loan. During the three months ended March 31, 2026, the Company recorded $9,178 in interest expense related to the loan. During the three months ended March 31, 2026, the Company has accrued $12,175 of interest expense related to the loan.

NOTE 7. INCOME TAXES

The Company utilized the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

a. United States (U.S.)

The Company is subject to U.S. tax laws at a tax rate of 21%. No provision for US federal income taxes has been made as the Company had no taxable income for the quarter ended March 31, 2026 and 2025. The Company is subject to the State of Delaware tax laws at a tax rate of 8.7%.

b. Australia (AU)

Apple iSports Pty Ltd, a second-tier subsidiary of the Company, was incorporated in Australia in November 2021 and may be subject to a corporate income tax on its activities conducted in Australia and income arising in or from Australia. No provision for income tax has been made as the subsidiary had no taxable income for the quarter ended March 31, 2026 and 2025. The applicable statutory tax rate is 25%.

Significant components of the Company’s net deferred income tax assets as of the quarter ended March 31, 2026, and year ended December 31, 2025, consist of net operating loss carryforwards. The net operating loss forward for U.S. federal tax and Australian tax purposes is available for carryforward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income. The State of Delaware net operating loss carryforwards are available for carry forward for 20 years for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

There is no income tax benefit for the losses for the three months ended March 31, 2026 and 2025, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued or outstanding during the quarter ended March 31, 2026, and the year ended December 31, 2025.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

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

The Company, from time to time, may submit draw down requests to the investor to purchase shares of the Company’s common stock at a prescribed purchase price. The amount of each drawdown request shall not exceed 400% of the average daily trading volume for the 10 trading days immediately preceding a draw down request. The investor shall be obligated to accept the Company’s draw down notice, provided that the investor, in its sole discretion, shall not be obligated to accept more than 50% of the requested draw down amount and shall have the option to purchase up to 200% of the draw down amount requested. The price per share to be paid by the investor shall equal 90% of the average daily closing price during the pricing period for such draw down.

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

Regarding the warrants, the Company performed an analysis of the related provisions and concluded that the warrants met the guidance for being classified as an equity instrument. As the Company has not received any proceeds from share issuances under the Common Stock Purchase Agreement, the Company recognized the relative fair value of the warrant of $1,740,042 as a deferred financing cost or issuance cost related to equity contract upon issuance. The relative fair value of the warrant was determined using the Black-Scholes valuation model. As of December 31, 2025, there have been no warrants exercised or canceled.

As of the date of this filing, no transactions occurred with respect to the Common Stock Purchase Agreement. On February 13, 2026, the Company received written notice from the Purchaser to pay the sum of $250,000 which is purportedly due under the terms of the Facility. The notice also stated that a second $250,000 payment is due on the first anniversary of the Facility (August 5, 2026). The Company has not utilized the Facility and is currently assessing its legal position with respect to the demand and the overall Facility.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company or its subsidiaries may be named a party to claims and/or legal proceedings. As of March 31, 2026 and December 31, 2025, we had a contingent liability totaling $75,000, respectively, in accrued payroll on the consolidated balance sheets related to litigation matters. We recorded an estimated charge in connection with the termination of Lee Saltzer. Mr. Saltzer made a demand on the Company’s Australian subsidiary for the sum of approximately $75,000, which he asserts is due under his employment agreement with the Australian subsidiary.

As of March 31, 2026, the Company leased short-term office spaces (12 months or less), and as an accounting policy election, the Company has excluded all short-term leases from the presentation on the balance sheet.

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

As of March 31, 2026 a total number of 60,000,000 shares were authorized under the plan and 58,000,000 shares were available for issuance. As of March 31, 2026, stock option grants totaling 2,000,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $0 for the three months ended March 31, 2026 and $0 for the three months ended March 31, 2025. As the remaining awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of March 31, 2026.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2026
	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding, December 31, 2025	2,000,000	$0.25	$760,000
Issued
Forfeited
Outstanding, March 31, 2026	2,000,000	$0.25	$360,200

US Plan

On November 1, 2024, the Board of Directors of the Company approved the creation of the 2024 Stock Incentive Plan (“2024 Stock Plan”). The maximum number of common stock authorized and available for issuance under the 2024 Stock Plan initially was 15,000,000 shares of common stock, which was later increased to 20,000,000 shares. It also approved the stock option grant of a total of 10,275,000, under the 2024 Stock Plan, to the employees, officers, directors, and consultants of the company, subject to the definitive agreements between the parties. The options have an exercise price of $0.25 per share, which was based on the subscription price of the Company’s then current private placement offering. In general, options become exercisable during the period when the grantee is providing services to the Company as an employee or consultant. Our policy is to issue new shares upon the exercise of options.

As of March 31, 2026, a total number of 20,000,000 shares were authorized under the plan and 10,725,000 shares were available for issuance. As of March 31, 2026, stock option grants totaling 9,275,000 shares of common stock had a weighted average grant date fair value of $0.25 per share.

On March 18, 2026, the Board approved stock option grants totaling 1,000,000 shares of common stock with an exercise price of $0.25 per share to a consultant of the Company. The effective date of the stock option grants to the grantees was March 18, 2026.

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

Compensation cost recorded for stock-based compensation awards (including awards to non-employee directors and consultants) reflected as a stock compensation expense was $250,000 for the three months ended March 31, 2026 and $2,566,695 for the three months ended March 31, 2025. As the awards were fully vested upon issuance, there is no unrecognized stock-based compensation expense as of March 31, 2026.

The following tables summarize information about vested common stock transactions and related information for shares subject to time-based vesting:

	2026
	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding, December 31, 2025	8,275,000	$0.25	$3,144,500
Issued	1,000,000	0.25
Outstanding, March 31, 2026	9,275,000	$0.25	$1,670,428

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

NOTE 12. SUBSEQUENT EVENTS

We evaluated subsequent events after March 31, 2026 through the date of the issuance of these financial statements and have determined there have been no subsequent events for which a disclosure is required.

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

Overview

AiS has been engaged in the development of digital wagering  and gaming platforms. Our intended platform,  will provide users with sports content, racing, sports betting, and sport streaming solutions. We aim to create excitement and engagement and deliver the best experiences that enhance sports fandom. Users will be able to access our products via multiple devices, including the web and mobile devices.

 Our primary markets are Australia and the U.S., although our B2B reach will likely include our other regions and countries We will have separate websites for both markets, namely appleisports.com in the U.S. and www.appleisports.com.au in Australia.

We have achieved the following milestones:

•

Since the inception of AiS through March 31, 2026, we (i) established a core team with industry skills and experience to manage the Company and (ii) we received approximately $3,023,397 in private placement funding and the current outstanding balance to related parties in excess of $3,478,117

5

•

Effective March 23, 2023, we completed a change of control transaction pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”) with AiS and the shareholders of AiS. The stock exchange was accounted for under the business combination under the common control of accounting. Consequently, the assets and liabilities, as well as the historical operations, reflected in the financial statements before the stock exchange, and the historical operations that are reflected in the financial statements prior to the stock exchange are those of AiS and the Company combined. They are recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the stock exchange include the combined assets and liabilities of AiS and the Company from the closing date of the stock exchange, as a result of the issuance of the shares of our common stock pursuant to the stock exchange, a change in control of the Company occurred as of the date of consummation of the transaction.

•

In August 2025, we entered into an Equity Backstop agreement with LDA Capital Group allowing draw-down of up to $25 million, with an ability to extend the draw-down up to $50 million based on completion of a Registration Statement and trade volume metrics.

•

On December 31, 2025, the Board of Directors approved the closure of the Company’s Melbourne, Australia office and discontinued all efforts to develop a domestic (Australian) sportsbook platform, following the inability to build or secure a partnership with a platform that met the Company’s objectives. The Company will maintain a virtual presence in Australia to support Asia-Pacific operations, while all financial and corporate operations will be centralized in the United States.

•

Effective March 1, 2026, the Company entered into a Joint Venture and License Agreement (“Agreement”) with AIC Enterprises, LLC, a limited liability company domiciled in Belize, to create a joint venture utilizing an existing online, crypto gaming platform of AiC, called appleicasino.com (“Platform”).  The Platform recently commenced operations in a limited number of countries, and as such, the Company cannot predict the success of the Platform. Mr. Marino Sussich, our director and an affiliate of our largest shareholder, owns 45% of the equity of AiC.

Recent Developments

On December 31, 2025, the Board of Directors approved the closure of the Company’s Melbourne, Australia office and discontinued all efforts to develop a sportsbook platform, following the inability to build or secure a partnership with a platform that met the Company’s requirements. The Company will maintain a virtual presence in Australia to support Asia-Pacific relationships, while all financial and corporate operations will be centralized in the United States.

This decision marked more than an operational change. It marked a strategic reposition. Rather than continue pursuing a direct-to-consumer sportsbook pathway without the right platform foundation, the Company elected to shift toward a business-to-business model built around stronger long-term commercial value, more scalable partnership structures, and a lower-risk operating profile.

In this regard, on March 1, 2026, as mentioned above, the Company announced that it had signed a Joint Venture  and Licensing Agreement with AIC Enterprises, LLC, a gaming operator with established capabilities in online gaming. The Agreement was entered into to maximize the Company’s ability to execute strategic transactions and to align with its revised business strategy. Through this Joint Venture, the Company can continue pursuing opportunities across the gaming and entertainment sectors while participating in a revenue-sharing structure tied to B2B activity.

The significance of this development is twofold. First, it provides the Company with an operating partner capable of supporting downstream execution and revenue generation. Second, it may establish a precedent for similar downstream assembly components in the future, where the Company aligns with proven operators or infrastructure partners rather than attempting to own every layer of delivery directly. In this sense, the Joint Venture is not simply an isolated transaction. It is part of a broader strategic architecture in which the Company assembles the right capabilities around the right opportunities.

At the same time, through its communications with entertainment, gaming, and wagering operators, the Company has identified a larger structural pattern in the market. Many operators are actively evaluating new propositions, platforms, and formats, but are not yet ready to commit to material investments. That hesitation is being driven by a combination of factors, including growing regulatory uncertainty, rapid technological change, and political volatility across multiple markets. In practical terms, operators are interested in what comes next but remain cautious about making large commitments before they have greater confidence in direction, timing, and execution viability. We believe hat this market hesitation has created a unique AI opening for the Company which we intend to exploit through our recent Joint Venture and potentially other business arrangements.

Our address is 100 Spectrum Center Dr., Suite 900, Irvine, CA 92618, and our phone number is (949) 247-4210. In addition, as mentioned, we have two websites (which do not form a part of these filings): appleisports.com in the U.S. and www.appleisports.com.au in Australia.

Our corporate structure is depicted below:

Results of Operations

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

Revenues

During the quarters ended March 31, 2026 and 2025, the Company had no revenues.

Operating Expenses

During the quarters ended March 31, 2026 and 2025, the Company had total operating expenses of $437,119 and $3,196,629, respectively. During the quarter ended March 31, 2026, operating expenses consisted of consulting, and professional fees of $376,638, and selling, general, and administrative expenses of $60,481. During the quarter ended March 31, 2025, operating expenses consisted of corporate expenses of $131,772, consulting, and professional fees of $3,033,876, and selling, general and administrative expenses of $30,981. The 86% decrease in operating expenses for the current quarter over the prior quarter is primarily due to a decrease in consulting and professional fees expenses primarily related to an decrease in compensation expenses of $250,000 from stock options which were granted during the quarter compared to $2,566,695 from the stock options which were granted during the quarters ended March 31, 2025. See note 10 Stock Plans to the unaudited financial statements included herein for additional detail on the stock incentive plans.

During the quarters ended March 31, 2026, and 2025, we had $21,663 and $8,981 respectively, in interest expense attributable to related party debt, net of interest income. The significant increase in interest expense is attributable to the increase in interest expense for the PhilBook Pty loan. This was offset by a decrease related to the conversion of the related party Cres loan on January 9, 2025.

During the quarters ended March 31, 2026, and 2025, we had net loss of $385,221 and $3,191,732, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a working capital deficit of $6,213,294 compared with a working capital deficit of $5,900,109 as of December 31, 2025. The increase in working capital deficit is primarily a result of an increase in related party loans for the three months ended March 31, 2026.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the quarters ended March 31, 2026 and 2025:

	March 31,	March 31,
	2026	2025
Net Cash Used in Operating Activities	$(173,360)	$(477,365)
Net Cash Used in Investing Activities	600	(600)
Net Cash Provided by Financing Activities	117,683	588,008
Effect of changes in exchange rate on cash and cash equivalents	(1)	(6,481)
Net Change in Cash	$(55,078)	$103,562

Operating Activities

During the quarter ended March 31, 2026, the Company incurred a net loss of $385,221 which after adjusting for decrease in goods and services tax receivable of $6,492, foreign exchange gain of $73,661, Loss on investment $100, increase in accounts payable and accrued expenses of $118,453, accounts payable and accrued expenses to related parties $140,805, accrued interest to related party of $11,067, accrued interest income of $986, accrued interest expense of $9,496, prepaid and other assets of $4,005, deposits of $11,445, accrued payroll of 28,449, along with stock based compensation expense of $250,000 resulted in net cash of $173,360 being used in operating activities during the period.  By comparison, during the quarter ended March 31, 2025, the Company incurred a net loss of $3,191,732 which after adjusting for decrease in goods and services tax receivable of $46,039, foreign exchange gain of $13,878, increase in accounts payable and accrued expenses of $130,009, accounts payable and accrued expenses to related parties $66,485, accrued payroll of $93,316 accrued interest to related party of $9,158, accrued interest income of $986, prepaid and other assets of $4,161 along with stock based compensation expense of $2,566,695 resulted in net cash of $477,365 being used in operating activities during the period. The primary cause for the year over year change in operating activities was related to the increase in expenses related to stock based compensation for the company’s stock incentive plan during the quarter ended March 31, 2025.

Investing Activities

During the quarter ended March 31, 2026, the Company had a decrease of $600 proceeds to receivables. By comparison, during the quarter ended March 31, 2025, the company had a receivable of $600 for proceeds owed by a vendor.

Financing Activities

During the quarter ended March 31, 2026, the Company incurred $117,683 from financing activities by way of an increase of $117,683 from related party loans. By comparison, during the quarter ended March 31, 2025, the Company received $588,008 from financing activities by way of $358,179 in related party loans, $278,504 from stock issuances, offset by a decrease of $48,675 from payments from related party loans. The year over year changes were primarily related to the partial conversion of a related party loan to common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, other than the remediation steps addressed above there have been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

APPLE iSPORTS GROUP, INC.

Date: May 21, 2026	/s/ Joe Martinez
Joe Martinez Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2026	/s/ Joe Martinez
Joe Martinez Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

